Form 10-Q
period 2010-06-30
GUIDE HOLDINGS INC
filed 2010-08-05
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMIS SION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53917

GUIDE HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Utah	26-1771717
(State or other jurisdiction of incorporation)	(I.R.S. Employer I.D. No.)

2988 Oakwood Drive
Bountiful, UT  84010
(Address of Principal Executive Office)

(800) 678-1500
(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 3, 2010
Common Capital Voting Stock, $0.001 par value per share	4,800,000 shares

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to the Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash	$6,008	$19,874
Accounts Receivable	4,993	7,893
(net of allowance for doubtful accounts of $6,522 and $7,883)
Inventory	11,479	6,934
Total Current Assets	22,480	34,701
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$22,480	$34,701

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$5,660	$1,300
Accrued Interest - Related Party	1,243	1,048
Accrued Expenses - Related Party	1,280	1,260
Total Current Liabilities	8,183	3,608

Long-Term Liabilities:
Notes Payable - Related Party	25,042	20,501
Total Liabilities	33,225	24,109

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 4,800,000
and 4,800,000 shares issued and outstanding, respectively	4,800	4,800
Additional Paid-In Capital	31,147	30,747
Retained Deficit	(46,692)	(24,955)
Total Stockholders' Equity (Deficit)	(10,745)	10,592
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$22,480	$34,701

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	For the Three		For the Six
	Months ended June 30,		Months Ended June 30,
	2010	2009	2010	2009

Revenue, net	$11,196	$16,102	$27,106	$36,894
Cost of Sales	8,028	8,449	17,453	19,087
Gross Profit	3,168	7,653	9,653	17,807

Costs & Expenses:
Selling & Administrative	11,944	15,220	30,773	25,712
Operating Loss	(8,776)	(7,567)	(21,120)	(7,905)
Ordinary Loss	(8,776)	(7,567)	(21,120)	(7,905)
Other Income/(Expense)	(331)	(270)	(617)	(558)
Net Loss before provision for income taxes	(9,107)	(7,837)	(21,737)	(8,463)
Provision for income taxes	-	-	-	-
Net Loss	$(9,107)	$(7,837)	$(21,737)	$(8,463)

Loss per share basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	4,800,000	4,800,000	4,800,000	4,800,000

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2010	2009

Net Loss	$(21,737)	$(8,463)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	-	258
Contributed Services - Shareholder/Officer	400	-
Bad Debt Expense	(1,361)	-
(Increase)/Decrease in Accounts Receivable	4,261	(1,135)
(Increase) in Inventory	(4,545)	(2,134)
Increase in Accounts Payable and Accrued Expenses	4,575	(2,997)
Net Cash (Used in) Provided by Operating Activities	(18,407)	(14,471)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Notes Payable - Related Party	4,541
Principal payment of Long-Term Debt	-	(8,004)
Net Cash (Used) Provided by Financing Activities	4,541	(8,004)

INCREASE/ (DECREASE) IN CASH:	(13,866)	(22,475)

CASH AT BEGINNING OF PERIOD	19,874	42,390
CASH AT END OF PERIOD	$6,008	$19,915

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$443	$392
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
June 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009, audited financial statements.  The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the operating results for the full year.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

No accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 - CONTRIBUTION OF SERVICES

The President of the Company donates his services to the Company.  Such services are primarily accounting in nature, but he also consults with the other officers and directors concerning current company matters.  During the quarter ended June 30, 2010, the President estimates he donated twenty hours to the Company at a value of $400.

NOTE 4 - SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated subsequent events and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended June 30, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements

Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and our business, including, without limitation, (i) our ability to raise capital, and (ii) statements preceded by, followed by or that include the words “may,” “would,” “could,” “should,” “expects,” “projects,” “anticipates,” “believes,” “estimates,” “plans,” “intends,” “targets” or similar expressions.

Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following: general economic or industry conditions, nationally and/or in the communities in which we may conduct business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our current or potential business and related matters.

Accordingly, results actually achieved may differ materially from expected results in these statements.  Forward-looking statements speak only as of the date they are made.  We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Plan of Operations

Our primary focus for 2010-2011 is the increased distribution of our existing “do-it-yourself” manuals by updating and contacting big box retailers and increasing the impact of our digital manuals, primarily via the Internet.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue for the three month period ended June 30, 2010, and 2009, were $11,196 and $16,102, respectively, a decrease of $4,906.  The decrease in revenue was the result of a general slowdown in revenue resulting from current economic conditions and not from the loss of any specific customers or product lines.  We believe the softening demand for our books is the result of increased competition from retailers producing their own similar books, related information found on the Internet and our need to further distribute our updated books.

Net loss for the three month period ended June 30, 2010, and 2009, was $9,107 and $7,837, respectively.   Gross profit for the three month period ended June 30, 2010, and 2009, was $3,168 and $7,653, respectively.  Selling, general and administrative expenses for the three month period ended June 30, 2010, were $11,944 compared to $15,220 for the three month period ended June 30, 2009.  The decrease in administrative expenses of $3,276 is primarily due to a decrease in professional fees paid for accounting fees, including fees paid to the accounting firm in which the Company’s president is also an owner and officer.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue for the six month period ended June 30, 2010, and 2009, were $27,106 and $36,894, respectively, a decrease of $9,788.  The decrease in revenue was the result of a general slowdown in revenue resulting from current economic conditions and not from the loss of any specific customers or product lines.    We believe the softening demand for our books is the result of increased competition from retailers producing their own similar books, related information found on the Internet and our need to further distribute our updated books.

Net loss for the six month period ended June 30, 2010, and 2009, was $21,737 and $8,463, respectively.   Gross profit for the six month period ended June 30, 2010, and 2009, was $9,653 and $17,807, respectively.  Selling, general and administrative expenses for the six month period ended June 30, 2010, were $30,773 compared to $25,712 for the six month period ended June 30, 2009.  The increase in administrative expenses of $5,061 is primarily due to an increase in professional fees paid for accounting fees, including fees paid to the accounting firm in which the Company’s president is also an owner and officer.

Liquidity and Capital Requirements

Management believes that there will be a shortfall of cash for fiscal 2010 of less than $10,000, with revenues at our current level.  Our current burn rate is about $28,000 per year.   However, if revenue decreases more rapidly than projected, and we are unable to decrease operating expenses, the shortfall will be greater and we will have to seek additional financing.  The source of such funds is currently unknown, but may include Kim McReynolds, our President.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements of any kind.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in rules and forms adopted by the Securities and Exchange Commission, and that such information is accumulated and communicated to management, including the President and Secretary, to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter covered by this Quarterly Report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any pending legal proceeding.  To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 1A. Risk Factors

Not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDE HOLDINGS, INC.
(Issuer)

Date:	August 5, 2010	By:	/s/Kim McReynolds
Kim McReynolds, President and Director

Date:	August 5, 2010	By:	/s/Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director