Form 10-Q
period 2010-09-30
GUIDE HOLDINGS INC
filed 2010-10-29
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of October 20, 2010
Common Capital Voting Stock, $0.001 par value per share	4,800,000 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2010
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
September 30, 2010 and 2009

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)
Current Assets:
Cash	$2,486	$19,874
Accounts Receivable	7,391	7,893
(net of allowance for doubtful accounts of $6,885 and $7,883, respectively)
Inventory	7,061	6,934
Total Current Assets	16,938	34,701
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$16,938	$34,701

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$504	$1,300
Accrued Interest - Related Party	1,681	1,048
Accrued Expenses - Related Party	1,240	1,260
Total Current Liabilities	3,425	3,608

Long-Term Liabilities:
Notes Payable - Related Party	27,620	20,501
Total Liabilities	31,045	24,109

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 4,800,000
and 4,800,000 shares issued and outstanding, respectively	4,800	4,800
Additional Paid-In Capital	31,546	30,747
Retained Deficit	(50,453)	(24,955)
Total Stockholders' Equity (Deficit)	(14,107)	10,592
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$16,938	$34,701

The accompanying notes are an integral part of these condensed financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	For the Three		For the Nine
	Months ended September 30,		Months Ended September 30,
	2010	2009	2010	2009

Revenue, net	$13,541	$15,276	$40,647	$52,171
Cost of Sales	7,994	8,357	25,447	27,445
Gross Profit	5,547	6,919	15,200	24,726

Costs & Expenses:
Selling & Administrative	8,906	7,243	39,679	32,954
Operating Loss	(3,359)	(324)	(24,479)	(8,228)
Ordinary Loss	(3,359)	(324)	(24,479)	(8,228)
Other Income/(Expense)	(401)	(290)	(1,019)	(848)
Net Loss before provision for income taxes	(3,760)	(614)	(25,498)	(9,076)
Provision for income taxes	-	-	-	-
Net Loss	$(3,760)	$(614)	$(25,498)	$(9,076)

Loss per share basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares
outstanding basic and diluted	4,800,000	4,800,000	4,800,000	4,800,000

The accompanying notes are an integral part of these condensed financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(25,498)	$(9,076)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation Expense	-	427
Bad Debt Expense	(998)	-
Contributed Services - Shareholder/Officer	800	-
(Increase)/Decrease in Accounts Receivable	1,500	(3,774)
(Increase) in Inventory	(128)	(6,777)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(183)	3,692
Net Cash Used in Operating Activities	(24,507)	(15,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Notes Payable - Related Party	7,119	-
Principal payment of Long-Term Debt	-	(8,004)
Net Cash (Used in) Provided by Financing Activities	7,119	(8,004)

DECREASE IN CASH:	(17,388)	(23,512)

CASH AT BEGINNING OF PERIOD	19,874	42,390
CASH AT END OF PERIOD	$2,486	$18,878

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$443	$392
Income Taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
September 30, 2010

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. (“SFAS 168” pr ASC 105-10) SFAS 168 (ASC 105-10) establishes the Codification as the sole source of authoritative accounting principles recognized by the FASB to be applied by all nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS 168 (ASC 105-10) was prospectively effective for financial statements issued for fiscal years ending on or after September 15, 2009 and interim periods within those fiscal years. The adoption of SFAS 168 (ASC 105-10) on July 1, 2009 did not impact the Company’s results of operations or financial condition. The Codification did not change GAAP, however, it did change the way GAAP is organized and presented. As a result, these changes impact how companies reference GAAP in their financial statements and in their significant accounting policies. The Company implemented the Codification in this Report by providing references to the Codification topics alongside references to the corresponding standards.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments  to FASB ASC  Topic  605,  Revenue Recognition)  ("ASU  2009-13") and ASU 2009-14,  Certain  Arrangements That Include Software Elements,  (amendments  to FASB ASC Topic 985, Software) ("ASU  2009-14"). ASU  2009-13 requires entities to allocate revenue  in an  arrangement  using  estimated  selling  prices  of the delivered goods and services based on a selling price  hierarchy.  The amendments  eliminate the residual  method of revenue  allocation  and require  revenue to be  allocated  using the  relative  selling  price method.  ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software  deliverables  in an  arrangement  that  includes  a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14  should be applied on a prospective  basis for revenue arrangements  entered into or  materially  modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating, but does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's consolidated results of operations or financial condition.

With the exception of the pronouncements noted above, no other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events in accordance with ASC 855-10, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended September 30, 2010.

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

Results of Operations

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue for the three month period ended September 30, 2010, and 2009, were $13,541 and $15,276, respectively, a decrease of $1,735.  The decrease in revenue was the result of a general slowdown in revenue resulting from current economic conditions and not from the loss of any specific customers or product lines.  We believe the softening demand for our books is the result of increased competition from retailers producing their own similar books, related information found on the Internet and our need to further distribute our updated books.

Net loss for the three month period ended September 30, 2010, and 2009, was $3,760 and $614, respectively.   Gross profit for the three month period ended September 30, 2010, and 2009, was $5,547 and $6,919, respectively.  Selling, general and administrative expenses for the three month period ended September 30, 2010, were $8,906 compared to $7,243 for the three month period ended September 30, 2009.  The increase in administrative expenses of $1,663 is primarily due to an increase in professional fees paid for accounting fees, including fees paid to the accounting firm in which the Company’s president is also an owner and officer.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue for the nine month period ended September 30, 2010, and 2009, were $40,647 and $52,171, respectively, a decrease of $11,524.  The decrease in revenue was the result of a general slowdown in revenue resulting from current economic conditions and not from the loss of any specific customers or product lines.  We believe the softening demand for our books is the result of increased competition from retailers producing their own similar books, related information found on the Internet and our need to further distribute our updated books.

Net loss for the nine month period ended September 30, 2010, and 2009, was $25,498 and $9,076, respectively.   Gross profit for the nine month period ended September 30, 2010, and 2009, was $15,200 and $24,726, respectively.  Selling, general and administrative expenses for the nine month period ended September 30, 2010, were $39,679 compared to $32,954 for the nine month period ended September 30, 2009.  The increase in administrative expenses of $6,725 is primarily due to an increase in professional fees paid for accounting fees, including fees paid to the accounting firm in which the Company’s president is also an owner and officer.

Liquidity and Capital Requirements

Management believes that there will be a shortfall of cash for fiscal 2010 of less than $5,000, with revenues at our current level.  Our current burn rate is about $23,000 per year.   However, if revenue decreases more rapidly than projected, and we are unable to decrease operating expenses, the shortfall will be greater and we will have to seek additional financing.  The source of such funds is currently unknown, but may include Kim McReynolds, our President.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements of any kind.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not required.

Item 4.  Controls and Procedures.

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

Under the supervision and with the participation of our management, including our President and Treasurer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report.  Based upon that evaluation, our President and Treasurer concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit
31.1	Certification of Kim McReynolds Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Brenda Sundwall Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Kim McReynolds and Brenda Sundwall Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDE HOLDINGS, INC.
(Issuer)

Date:	October 29, 2010	By:	/s/Kim McReynolds
Kim McReynolds, President and Director

Date:	October 29, 2010	By:	/s/Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director