Form 10-K
period 2010-12-31
GUIDE HOLDINGS INC
filed 2011-03-11
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-K

______________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53917

GUIDE HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Utah	26-1771717
(State or other jurisdiction of incorporation)	(I.R.S. Employer I.D. No.)

2988 Oakwood Drive, Bountiful, UT  84010
(Address of Principal Executive Office)

(800) 678-1500
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [  ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No [X]

Indicate by check mark if the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(1) Yes [X] No [  ]     (2) Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

State the aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of the last business day of the Registrant’s most recently completed second quarter.

Due to the extremely limited trading market for the Registrant’s common stock on the OTCBB of the Financial Industry Regulatory Authority, Inc. (“FINRA”), these shares have been arbitrarily valued at par value of one mill ($0.001) per share.  There were approximately 533,363 shares (1,600,000 pre-split shares) held by non-affiliates on the valuation date, valued in the aggregate at $533.  These computations retroactively reflect a one for three reverse split of the Registrant’s outstanding shares of common stock effective in the OTCBB market on February 22, 2011; all computations herein take into account this reverse split.  See the heading “Business Development” of Part I, Item 1, below.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of February 22, 2011, the Registrant had 1,600,000 shares (4,800,000 pre-split shares) of common stock outstanding.

Documents Incorporated by Reference

See Part IV, Item 15.

FORWARD LOOKING STATEMENTS

In this Annual Report, references to “Guide Holdings,” “Guide,” “Guidebook” (as defined below), the “Company,” “we,” “us,” “our” and words of similar import) refer to Guide Holdings, Inc., the Registrant.

This Annual Report contains certain forward-looking statements and for this purpose any statements contained in this Annual Report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the endeavors in which we may participate, competition within our chosen industry, technological advances and failure by us to successfully develop business relationships, among others.

PART I

ITEM 1.  BUSINESS

Business Development

Guide Holdings, Inc. was incorporated in the State of Utah on November 1, 2007, for the sole purpose of becoming the holding company of The Guidebook Company, Inc., which converted from a Utah limited liability company (The Guidebook Company, L.L.C. formed in the State of Utah on June 16, 2003 [“Guidebook LLC”]) to a Utah corporation on November 1, 2007 (“Guidebook”).  On October 11, 2007, Guide and Guidebook entered into a Plan and Agreement of Reorganization (the “Reorganization”), subject to the incorporation of Guide and the conversion from a limited liability company to a corporation by Guidebook LLC, whereby all of the shareholders of the converted Guidebook agreed to exchange their common stock on a pro-rata basis for shares of common stock of Guide on a one for one basis.  The Reorganization was completed on November 1, 2007, with the organization of Guide and the conversion to a corporation of Guidebook LLC, which then became Guidebook; and Guidebook became a wholly-owned subsidiary of Guide, with all operations of Guide then and currently being conducted in Guidebook.

Guidebook LLC was organized in the State of Utah as a limited liability company on June 16, 2003, and until its conversion to a Utah corporation on November 1, 2007, was engaged in the business described below under the heading “Description of Business” of this Item.  Guidebook also has a Utah d.b.a. marketing name under “Step-by-Step Guide Book.”

We conducted a private placement offering to “accredited investors” of up to 1,200,000 shares (400,000 post-split shares) of common stock, which were “restricted securities” as defined in Rule 144 of the Securities Exchange Commission at $0.05 per share ($0.15 post-split per share), commencing on November 30, 2007, and closing on January 14, 2008, with the sale of all 1,200,000 shares (400,000 post-split shares).

Our Board of Directors resolved to effect a reverse split of our outstanding common stock on a basis of one for three, while retaining the current authorized shares and par value of one mill ($0.001) per share, with appropriate adjustments being made in our additional paid in capital and stated capital accounts, and with all fractional shares to be rounded up to the nearest whole share.  The reverse split was effective on the OTCBB at noon on February 22, 2011, and our trading symbol will be “GHGDD” for a period of 20 days; thereafter, the additional “D” will be dropped and the trading symbol will again become “GHGD.”  Shareholders are not required to have their respective stock certificates transferred to reflect the reverse split at this time as the reverse split will be reflected by the new Cusip Number, 401704200, once pre-reverse split stock certificates are sent in for transfer.  Prior to the reverse split, there were 4,800,000 outstanding shares, and subsequent to the reverse split, there were 1,600,000 outstanding shares, more or less, after taking into account the issuance of any shares resulting from rounding, estimated to be approximately 31 shares.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated February 22, 2011.

Our Board of Directors made minor amendments to our Bylaws on March 11, 2011, primarily to reflect revisions in the Utah Revised Business Corporation Act, as follows: (i) increased the outside number of days by which notice of a meeting of shareholders can be given from 50 days to 60 days, the record date for meetings from 50 days to 70 days and the closing of the transfer books from 50 days to 70 days; (ii) reflected that one-half of the total voting power of our outstanding shares present at a meeting of shareholders shall constitute a quorum; (iii) provided that any action which may be taken at any annual or special meeting of shareholders may be taken without a meeting and without prior notice, if one or more consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding shares having not less than the minimum number of votes that would be necessary to authorize or take the action at a meeting at which all shares entitled to vote thereon were present and voted; (iv) and made it specifically clear that our Board of Directors had the power to amend our Bylaws.

Copies of the following documents related to the foregoing are filed as Exhibits to this Annual Report.  See Part IV, Item 15.

•	Guide Articles of Incorporation filed November 1, 2007.
•	Guide Bylaws, as amended.
•	Plan and Agreement of Reorganization.

Description of Business

Guide focuses on providing “do-it-yourself” instructional manuals for residential electrical, plumbing, and remodeling applications.  The current line of manuals was originally developed during the 1970’s and has provided a user-friendly, diagram-based approach.  The current paper version is sold through retail outlets throughout the United States and also through our website at www.stepbystepguidebook.com.  An electronic version may also be downloaded from our website.  The current publications consist of a set of four instructional manuals on residential electrical wiring, plumbing and room finishing.  There are currently no plans to expand into additional manuals.  See our web site at www.stepbystepguidebook.com for additional information.   Our predecessor, Guidebook LLC, acquired copyrights to the books from the author in 2003.  The author of these books was the father, recently deceased, of Kim McReynolds, our President and a director, Ronald McReynolds, our Vice President and a director, and Brenda Sundwall, our Secretary and a director.  The electrical wiring and plumbing books have been updated and revised since 2008.  The manual on room finishing is in its original form, with a copyright date in 2003, and is believed to be current.

Principal Products or Services and Their Markets

Markets

The market for “do-it-yourself” instructional manuals for home use is based on individuals seeking to reduce the time required to hire a professional, or cost of hiring a professional, to repair or construct items for the home or garden.

Products

Guide’s product set is currently comprised of four “do-it-yourself” instructional manuals for residential electrical (two versions), plumbing, and remodeling applications. The manuals provide a user-friendly, diagram-based approach designed to assist the novice with limited experience, in the residential market.

The current versions of the manuals incorporate product and technical updates and are available in both paper and electronic media.  Customers can download an electronic version at www.stepbystepguidebook.com.

Our competitive strengths are based on a format that adopt a non-cluttered presentation of instruction combined with low overhead and established distribution channels.

Objectives

We deliver user-friendly “do-it-yourself” manuals to hardware and construction supply businesses.

We are seeking to gain additional market share by:

•	Transfer to a digital medium for ease of printing and editing.
•	Update current publications to further clarify the state of the art materials and applications.

Targets

For 2011, we will be concentrating on gaining entry into additional big box retailers.  There are thousands of resellers in the United States, and we have selected for identification 95 ideal reseller candidates.  In fiscal 2009 and 2010, our books were sold through approximately 475 retail outlets.

Distribution Methods of the Products or Services

Our products are marketed in all traditional methods, including strategic placement in hardware stores, advertising and direct sales methods.

Our success and size is based on our ability to deliver a user friendly cost effective solution, define our target market and effectively present our solution in hardware type stores.

Status of any Publicly Announced New Product or Service

We have not made any public announcements of any new products or services, though we have indicated an intention to find other means of delivery of our products and services in our Form 10 Registration Statement filed with the Securities Exchange Commission, including the intent to provide these products and services in a digital format.

Competitive Business Conditions and Smaller Reporting Company’s Competitive Position in the Industry and Methods of Competition

With the proliferation of the big box home improvement stores, we have come to experience more competition from self-publication of both retailers and tool manufacturers.  Home Depot currently publishes under the name “1-2-3 Books” series as well as Black and Decker publishing.  Other non-industry publishers such as “Home Improvement for Dummies” and an increase in publications that target specific genders have made the markets in which we compete much more congested.  Many of our diagrams are now available online through product suppliers to drive sales and informational databases that rely on advertising.

Sources and Availability of Raw Materials and Names of Principal Suppliers

Our business does not require any unique materials that are not readily available.

Dependence on One or a Few Major Customers

For the fiscal year ended December 31, 2010, forty percent (40%) of our sales were to one customer, Menards, and ten percent (10%) to another customer, Do-It-Best.  The loss of these customers would have a significant negative impact on sales.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts, including Duration

We have the customary copyright protection required to conduct current and intended operations, and will continue filing certain trademark or trade name applications that are deemed to be necessary or beneficial to us.  Each of our published manuals is copyrighted and is updated from time to time as required.  Additionally, we maintain a marketing d.b.a. (“doing business as”) as “Step-by-Step Guide Book.”

Need for any Governmental Approval of Principal Products or Services

There are no governmental regulations to which our current business operations require prior approval.

Effect of Existing or Probable Governmental Regulations on the Business

Smaller Reporting Company

We are subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we are subject to the disclosure requirements of Regulation S-K of the SEC, as a “smaller reporting company.”  That designation will relieve us of some of the reporting informational requirements of Regulation S-K.

Sarbanes/Oxley Act

We are also subject to the Sarbanes-Oxley Act of 2002.  The Sarbanes/Oxley Act created a strong and independent accounting oversight board to oversee the conduct of auditors of public companies and strengthens auditor independence.  It also requires steps to enhance the direct responsibility of senior members of management for financial reporting and for the quality of financial disclosures made by public companies; establishes clear statutory rules to limit, and to expose to public view, possible conflicts of interest affecting securities analysts; creates guidelines for audit committee members’ appointment, compensation and oversight of the work of public companies’ auditors; management assessment of our internal controls; auditor attestation to management’s conclusions about internal controls; prohibits certain insider trading during pension fund blackout periods; requires companies and auditors to evaluate internal controls and procedures; and establishes a federal crime of securities fraud, among other provisions. Compliance with the requirements of the Sarbanes/Oxley Act will substantially increase our legal and accounting costs.

Exchange Act Reporting Requirements

Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to our stockholders at a special or annual meeting thereof or pursuant to a written consent will require us to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

We are required to file annual reports on Form 10-K and quarterly reports on Form 10-Q with the Securities Exchange Commission on a regular basis, and are required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a Current Report on Form 8-K.

Research and Development Costs During the Last Two Fiscal Years

We had no research and development expenses during the fiscal years ended December 31, 2010, and 2009.

Cost and Effects of Compliance with Environmental Laws

We do not believe that our current or intended business operations are subject to any material environmental laws, rules or regulations that would have an adverse material effect on our business operations or financial condition or result in a material compliance cost.

Number of Total Employees and Number of Full Time Employees

We currently have one full-time employee, Brenda Sundwall, who is also our Secretary and a director.

Additional Information

You may read and copy any materials that we file with the Securities Exchange Commission at its Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  You may also find all of the reports or registration statements that we have previously filed electronically with the Securities Exchange Commission at its Internet site at www.sec.gov.  Please call the Securities Exchange Commission at 1-202-551-8090 for further information on this or other Public Reference Rooms.  Our filed reports and registration statements are also available from commercial document retrieval services, such as CCH Washington Service Bureau, whose telephone number is 1-800-955-5219.

ITEM 1A.  RISK FACTORS

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 2:  PROPERTIES

We utilize the residence of our Secretary and a director, Brenda Sundwall, for our office and inventory space.  Mrs. Sundwall provides approximately 150 square feet at a cost of $0 per month and houses all inventory.

Our operations include one full-time employee (Brenda Sundwall) with over five years in the “do-it-yourself” manual business.

ITEM 3:  LEGAL PROCEEDINGS

We are not a party to any pending legal proceeding. To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than 5% of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

ITEM 4:  (REMOVED AND RESERVED)

PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed for quotations on the OTC Bulletin Board (“OTCBB”) of the Financial Industry Regulatory Authority, Inc. or “FINRA,” on December 28, 2010, under the symbol “GHGD.”  Pending the OTCBB announcement of the one for three reverse split of our outstanding common stock effective February 22, 2011, our OTCBB symbol will be “GHGDD for 20 days prior to retuning to “GHGD.”  There is currently no established trading market for shares of our common stock.  Management cannot give any assurance that any market for our common stock will develop or be maintained.

For any market that develops for our common stock, the sale of “restricted securities” (common stock) pursuant to Rule 144 of the Securities Exchange Commission by members of management or any other person to whom any such securities may be issued in the future may have a substantial adverse impact on any such public market.  For information regarding the requirements of resales under Rule 144, see the heading “Rule 144” of this item below.

Holders

We currently have 74 shareholders.

Dividends

We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future.  Our dividend policy cannot be ascertained with any certainty, because of our current lack of any profitable operations.  There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation or similar plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended December 31, 2010, and 2009; however, our 400,000 share (1,200,000 pre-split shares) private offering to “accredited investors” that commenced in 2007, was closed on January 14, 2008, with the sale of all 400,000 shares (1,200,000 pre-split shares) at an offering price of $0.15 ($0.05 pre-split) per share.

Securities Act of 1933, as amended (the “Securities Act”) Registration Exemption Relied Upon

We issued these securities to persons who were “accredited investors”; and each had prior access to all material information about us. We believe that the offer and sale of these securities was exempt from the registration requirements of the Securities Act pursuant to Sections 4(2) and 4(6) thereof, and Rule 506 of Regulation D of the Securities Exchange Commission. Section 18 of the Securities Act preempts state registration requirements for sales to these classes of persons, save for compliance with state notice and fee requirements, as may be applicable.

Rule 144

The following is a summary of the current requirements of Rule 144:

	Affiliate or Person Selling on Behalf of an Affiliate	Non-Affiliate (and has not been an Affiliate During the Prior Three Months)
Restricted Securities of Reporting Issuers
During six-month holding period – no resales under Rule 144 Permitted.

After Six-month holding period – may resell in accordance with all Rule 144 requirements including:
• Current public information,
• Volume limitations,
• Manner of sale requirements for equity securities, and
• Filing of Form 144.

During six- month holding period – no resales under Rule 144 permitted.

After six-month holding period but before one year – unlimited public resales under Rule 144 except that the current public information requirement still applies.

After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Restricted Securities of Non-Reporting Issuers
During one-year holding period – no resales under Rule 144 permitted.

After one-year holding period – may resell in accordance with all Rule 144 requirements including:
• Current public information,
• Volume limitations,
• Manner of sale requirements for equity securities, and
• Filing of Form 144.
During one-year holding period – no resales under Rule 144 permitted. After one-year holding period – unlimited public resales under Rule 144; need not comply with any other Rule 144 requirements.

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2010, from the sale of registered securities.

Purchases of Equity Securities by Us and Affiliated Purchasers

We have not made any purchases of our outstanding equity securities; nor have any purchases of our equity securities been made by any person who may be deemed to have been one of our “affiliates.”

ITEM 6:  SELECTED FINANCIAL DATA

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Annual Report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act and Section 21e of the Exchange Act regarding events, conditions, and financial trends that may affect Guide’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this Annual Report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed further below under

“Trends and Uncertainties,” and also include general economic factors and conditions that may directly or indirectly impact our financial condition or results of operations.

Plan of Operation

Our primary focus for 2010-2011 is the increased distribution of our existing “do-it-yourself” manuals by updating and contacting big box retailers and increasing the impact of our digital manuals, primarily via the Internet.

Liquidity and Capital Resources

We have $5,150 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $57,492, and has had negative cash flows from operating activities during 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

Results of Operations

Revenue for the fiscal years ended December 31, 2010, and 2009, were $53,045 and $67,764, respectively, a decrease of $14,719. The decrease in revenue was a result of a general slowdown in revenue resulting from current economic conditions and not from the loss any specific customers or product lines.  We believe the softening demand for our books is the result of increased competition from retailers producing their own similar books, related information found on the Internet and our need to further distribute our updated books.

During the year ended December 31, 2010, we had a net loss of $32,537, resulting from operations.  During this same period ending December 31, 2009, we had a net loss of $14,201, also resulting from operations. The increase in our net loss from December 31, 2009, to December 31, 2010, was due to a reduction in sales and the costs associated with becoming a reporting company with the Securities Exchange Commission by the filing of our Form 10 Registration Statement.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2010.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDE HOLDINGS, INC.

FINANCIAL STATEMENTS
December 31, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Guide Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Guide Holdings, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guide Holdings, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
March 11, 2011

GUIDE HOLDINGS, INC.
Balance Sheets
December 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash	$5,150	$19,874
Accounts receivable (net of allowance for doubtful accounts of $6,885 and $7,883, respectively)	5,082	7,893
Inventory	2,956	6,934
Total Current Assets	13,188	34,701
Equipment	1,545	1,545
Accumulated depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	13,188	34,701

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$343	$1,300
Accrued expenses - related party	3,395	2,308
Total Current Liabilities	3,738	3,608

Long Term Liabilities:
Notes payable – related parties	30,195	20,501
Total Liabilities	33,933	24,109

Stockholders’ Equity (Deficit):
Preferred stock at $0.001 par value; authorized 10,000,000
shares; 0 and 0 shares issued and outstanding, respectively	-	-
Common stock at $0.001 par value; authorized 90,000,000 shares; 1,600,000 and 1,600,000 shares issued and outstanding, respectively	1,600	1,600
Additional Paid in Capital	35,147	33,947
Retained Deficit	(57,492)	(24,955)
Total Stockholders’ Equity (Deficit)	(20,745)	10,592
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$13,188	$34,701

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Operations
For the Years Ended December 31, 2010 and 2009

	2010	2009

Revenue, net of discounts of $2,314 and $2,935, respectively	$53,045	$67,764
Cost of sales	35,522	37,481
Gross Profit	17,523	30,283

Costs and Expenses:
Selling and administrative	48,586	43,220
Operating Loss	(31,063)	(12,937)
Other Income (Expense)	(1,474)	(1,264)
Net Loss before Income Taxes	(32,537)	(14,201)

Income tax provision (benefit)	-	-
Net Loss	$(32,537)	$(14,201)

Income Loss per share basic and diluted	$(0.02)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	1,600,000	1,600,000

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Stockholders’ Equity
December 31, 2010 and 2009

			Additional
	Common		Paid-in	Retained
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2008	1,600,000	$1,600	$33,947	$(10,754)	$24,793

Net Loss - 2009	-	-	-	(14,201)	(14,201)

Balance, December 31, 2009	1,600,000	1,600	33,947	(24,955)	10,592

Contributed Services - Officer	-	-	1,200	-	1,200

Net Loss - 2010	-	-	-	(32,537)	(32,537)

Balance, December 31, 2010	1,600,000	$1,600	$35,147	$(57,492)	$(20,745)

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,537)	$(14,201)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed Services - Officer	1,200	-
Depreciation expense	-	427
Bad debt expense	(998)	2,467
(Increase)/Decrease in accounts receivable	3,810	(283)
(Increase)/Decrease in inventory	3,977	(1,103)
Increase/(Decrease) in related party payable	1,087	(7,269)
Increase/(Decrease) in accounts payable	(957)	(1,027)
Increase/(Decrease) in Accrued Expenses	-	(792)
Net Cash Used by Operating Activities	(24,418)	(21,781)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on long-term debt	-	(735)
Proceeds from Notes Payable	9,694	-
Net Cash Provided (Used) by Financing Activities	9,694	(735)

DECREASE IN CASH:	(14,724)	(22,516)

CASH AT BEGINNING OF YEAR	19,874	42,390
CASH AT END OF YEAR	$5,150	$19,874

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$1,440
Income taxes	$-	$-

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2010

NOTE 1 - ORGANIZATION

The Guidebook Company, LLC (the “Company”) was organized as a limited liability company on June 16, 2003 in the state of Utah.

On October 11, 2007 the Company’s owners entered into a Plan and Agreement of Reorganization wherein all of the membership units of the Guidebook LLC were exchanged for common stock in Guide Holdings Inc, a newly formed C Corporation. All shares of common stock were issued to the original membership unit holders, effective on November 1, 2007, on the incorporation of the Company and the conversion of Guidebook LLC to a Utah corporation.

The Company markets and sells its proprietary “do-it-yourself” instructional manuals for residential electrical, plumbing, and remodeling applications.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

b.  Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c.  Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  The allowance for bad debt is based on estimated losses as of the balance sheet date. Allowance for bad debt has been provided based on estimated losses amounting to $6,885 and $7,883 as of December 31, 2010 and 2009, respectively.

d.  Inventory

The Company’s inventory consists of its book products, including freight in, and is valued on a “first-in first-out” basis at the lower of average cost or market.  The Company purchases its inventory as a finished product from unrelated printing companies. The Company writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company did not deem any inventory obsolete or excessive as of December 31, 2010 and 2009.

e.  Equipment

The purchased equipment is stated at cost and is depreciated over the estimated useful life of three years using the straight line method. The nature of the Company’s equipment is computer and peripherals.  The Company expenses equipment with a cost of less than $1,000. Depreciation expense for the years ended December 31, 2010 and 2009 was $0 and $427, respectively.

f.  Revenue Recognition

The Company recognizes revenue when it ships its products and reasonably expects to receive payment from its customers. The Company records customer deposits that have not yet been earned as unearned revenue. Revenue is recognized only when title and risk of loss passes to customers.

g.  Basic and Diluted Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share has been calculated by dividing the net income (loss) for the year by the basic and diluted weighted average number of shares outstanding assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented.

h.  Impact of New Accounting and Reporting Standards

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities Exchange Commission (the “SEC”) under the authority of the federal securities law are also sources of GAAP for SEC registrants. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references.

In October 2009, the FASB’s Emerging Issues Task Force revised its guidance on Revenue Recognition for Multiple-Deliverable Revenue Arrangements. The amendments in this update will enable companies to separately account for multiple revenue-generating activities (deliverables) that they perform for their customers. Existing U.S. GAAP requires a company to use vendor-specific objective evidence (“VSOE”) or third party evidence of selling price to separate deliverables in a multiple-deliverable arrangement. The update will allow the use of an estimated selling price if neither VSOE nor third-party evidence is available. The update will require additional disclosures of information about an entity’s multiple-deliverable arrangements. The requirements of the update may be applied prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, although early adoption is permitted. The Company is currently evaluating the impact of the update on its financial position and results of operations and does not plan early or retroactively adopt the new guidance.

NOTE 3 - GOING CONCERN

The Company has accumulated operating losses of $57,492, and has had negative cash flows from operating activities during 2010. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

NOTE 4 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL carryover	$19,492	$6,843
Allowance for doubtful accounts	2,685	3,074
Related party accruals	833	409
Deferred tax liabilities:	-	-
Valuation allowance	(23,010)	(10,326)
Net deferred tax assets	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Expected income tax (benefit) on net loss before tax	$(12,684)	$(5,538)
Change in allowance for doubtful accounts	-	962
Related party accruals	-	409
Other	-	166
Change in valuation allowance	12,684	4,001
Effective tax provision (benefit)	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  The Company’s net operating loss carryforwards expire on various dates through 2030.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.  A reconciliation of the unrecognized tax benefits for the years ending December 31, 2010 and 2009 is presented in the table below:

	2010	2009
Beginning Balance	$-	$-
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$-	$-

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2010 and 2009, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2010 and 2009 relating to unrecognized benefits.

The tax years 2007 through 2010 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 5 – RELATED PARTY TRANSACTIONS

Long Term Debt

During July, 2003, the Company issued promissory notes to executive officers in consideration for cash received of $57,900.  On December 31, 2009, the Company and Lenders agreed to modify the terms of the notes such that monthly payments are no longer required.  The new repayment terms require that all unpaid principal and accrued interest shall be payable in full on December 31, 2015.  The notes accrue interest at 6% per annum.  Accrued interest at December 31, 2009 was $2,136.  Payments may be made earlier than due, without any penalties.

Other Related Party

The Company utilizes office and storage space in the home of one of its members, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  Additionally, the Company utilizes a payroll leasing company, partially owned by one of its members, to pay the Company’s payroll.  Fees to this payroll leasing company were $105 and $420 for 2010 and 2009, respectively.  There are no material amounts due to or from this party as of the balance sheet date. The Company also paid fees of $1,453 and $3,784 to the officer/shareholder’s company during 2010 and 2009 for accounting and clerical services performed.  The Company’s president donated services valued at $1,200 during 2010.

NOTE 6 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND CUSTOMERS

The Company extends credit to each of its customers on an unsecured basis. Should any of the customers fail to perform according to the invoice payment terms, the Company would be required to seek relief through the legal system as an unsecured creditor. The Company’s sales that were attributed to two customers for the fiscal years ended December 31, 2010 and 2009 were fifty (50%) and fifty-two percent (52%), respectively. The loss of these customers would have a significant negative impact on sales. As of December 31, 2010 and 2009, this customer represented fifty-eight percent (58%) and fifty-four percent (54%) of the Company’s accounts receivable balance, respectively. If this customer becomes unable to pay their outstanding balances, the Company would experience a significant negative impact on its ability to benefit from and collect on the accounts receivable.

NOTE 7 – SHAREHOLDERS’ EQUITY

On October 11, 2007, the Company’s owners entered into a Plan and Agreement of Reorganization wherein all of the membership units of Guidebook LLC were exchanged for 3,600,000  (post-split - 1,200,000) shares of common stock in Guidebook Holdings Inc, a newly formed C Corporation. All shares of common stock were issued to the original membership unit holders. As of the date of the effective date of the exchange, November 1, 2007, Guidebook, LLC was in a negative capital position, and as such, no value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value of $3,600 and paid in capital was recorded as a negative amount, ($28,053).

The Company applied Topic 4B of the Staff Accounting Bulletins issued by the SEC, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of October 11, 2007.

In January 2008, the Company sold 1,200,000 shares (400,000 post-split shares) of its common stock to 55 people for $60,000.  The purpose of this equity raise was to provide working capital for the Company to meet its current obligations, expand its markets, and update its product line.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events pursuant to ASC Topic 855 and has determined that there is one event to be disclosed as follows.  Effective February 23, 2011, the Company effected a reverse split of its outstanding common stock on a basis of one for three (1:3), while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.  This action has been reflected retroactively in all of the financial statements.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal control over financial reporting during the last fiscal quarter of our fiscal year ended December 31, 2010.

ITEM 9B:  OTHER INFORMATION

We completed a one for three reverse split of our outstanding shares that was effective in the OTCBB market on February 22, 2011.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated February 22, 2011.

We made minor amendments to our Bylaws on March 11, 2011.  See the heading “Business Development” of Part I, Item I, and Exhibit 3.2 in Part IV, Item 15.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Kim McReynolds	55	President & Director	October 2007
Ronald McReynolds	49	Vice President & Director	October 2007
Brenda Sundwall	44	Secretary & Director	October 2007

Background and Business Experience

Kim McReynolds - Kim graduated from the University of Utah with a Bachelor of Arts degree in Accounting in 1979, and has 31 years of business experience. He is a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public Accountants, and has been the managing partner of Mantyla McReynolds, a Salt Lake City accounting firm for the past three years.  Kim is 55 years of age.

Ronald McReynolds - Ron has worked in the Aircraft and Defense manufacturing business for more than 26 years and is currently an owner/founder and Vice President of H&R Precision, which supplies parts to the aircraft and defense industry. Ronald is 49 years of age.

Brenda Sundwall - Prior to joining Guidebook, Brenda worked for 14 years in various sales positions in the electrical industry.  She began her career as an inside sales person and worked her way up to outside sales where she called on customers throughout the mountain west. For the past four years, she has been the general manager for Guidebook Brenda is 44 years of age.

Significant Employees

We do not employ any non-officers who are expected to make a significant contribution to our business.

Family Relationships

There are family relationships between our directors and executive officers whereby Kim McReynolds, Ronald McReynolds and Brenda Sundwall are siblings.

Involvement in Other Public Companies

None; not applicable.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our present or former directors, executive officers or persons nominated to become directors or executive officers (or those in similar positions with us) has been the subject of any of the following:

(1) A petition under the federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two (2) years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two (2) years before the time of such filing;

(2) Such person was convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) Such person was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

(i) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

(ii) Engaging in any type of business practice; or

(iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

(4) Such person was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than sixty (60) days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

(5) Such person was found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

(6) Such person was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

(7) Such person was the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

(i) Any federal or state securities or commodities law or regulation; or

(ii) Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

(iii) Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(8) Such person was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by Securities Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2010, the following reports were filed timely:

Name	Type	Filed
Kim McReynolds	Form 3	May 24, 2010
Ronald McReynolds	Form 3	May 24, 2010
Brenda Sundwall	Form 3	May 24, 2010

Code of Ethics

We have not adopted a Code of Ethics for our principal executive and financial officers, primarily because we believe one is not necessary based upon our current operations and the relationships between our current directors and executive officers and the fact that we have only one employee.

Corporate Governance

Nominating Committee

We have not established a Nominating Committee because, due to our limited operations and the fact that we presently have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

If we do establish a Nominating Committee, we will disclose this change to our procedures in recommending nominees to our Board of Directors.

Audit Committee

We have not established an Audit Committee because, due to our limited operations and the fact that we presently have only three directors and two executive officers, we believe that we are able to effectively manage the issues normally considered by an Audit Committee.

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim McReynolds, President & Director	2010 2009 2008	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Ronald McReynolds, Vice President & Director	2010 2009 2008	$0 $0 $0	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A
Brenda Sundwall, Secretary, Treasurer & Director	2010 2009 2008	$25,970 $25,970 $25,970	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	N/A N/A N/A	$25,970 $25,970 $25,970

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended December 31, 2010, 2009 or 2008.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of February 22, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,600,000 shares (4,800,000 pre-split shares) of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
		Pre-Split	Post-Split	Pre-Split	Post-Split

Common	Kim McReynolds(1)(2)	1,580,000	526,667	32.92%	32.92%
	President and Director
	178 S. Rio Grande St., Suite 200
	Salt Lake City, UT 84101
Common	PK Mart (1)	500,000	166,667	10.42%	10.42%
	178 S. Rio Grande St., Suite 200
	Salt Lake City, UT 84101
Common	Brenda Sundwall	1,530,000	510,000	31.87%	31.87%
	Secretary, Treasurer and Director
	2988 Oakwood Drive
	Bountiful, UT 84010
TOTAL		3,110,000	1,036,667	64.79%	64.79%

(1) Kim McReynolds is a general partner of PK Mart, a Utah limited partnership; therefore, Mr. McReynolds is deemed to be a beneficial owner of PK Mart’s 166,667 shares (500,000 pre-split shares).  These shares are included in Mr. McReynolds’ beneficial ownership.

(2) Kim McReynolds is the spouse of Patricia A. McReynolds, a shareholder.  Therefore, Mr. McReynolds is deemed to be a beneficial owner of Patricia McReynolds’ 26,667 shares (80,000 pre-split shares).  These shares are included in Mr. McReynolds’ beneficial ownership.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership		Percent of Class
		Pre-Split	Post-Split	Pre-Split	Post-Split

Common	Kim McReynolds(1)(2)	1,580,000	526,667	32.92%	32.92%
	President and Director
	178 S. Rio Grande St., Suite 200
	Salt Lake City, UT 84101
Common	Ronald McReynolds	90,000	30,000	1.87%	1.87%
	Vice President and Director
	1656 River View Dr.
	Bluffdale, UT 84065
Common	Brenda Sundwall	1,530,000	510,000	31.87%	31.87%
	Secretary, Treasurer and Director
	2988 Oakwood Drive
	Bountiful, UT 84010
TOTAL		3,200,000	1,066,667	66.66%	66.66%

(1) Kim McReynolds is a general partner of PK Mart, a Utah limited partnership; therefore, Mr. McReynolds is deemed to be a beneficial owner of PK Mart’s 166,667 shares (500,000 pre-split shares).  These shares are included in Mr. McReynolds’ beneficial ownership.

(2) Kim McReynolds is the spouse of Patricia A. McReynolds, a shareholder.  Therefore, Mr. McReynolds is deemed to be a beneficial owner of Patricia McReynolds’ 26,667 shares (80,000 pre-split shares).  These shares are included in Mr. McReynolds’ beneficial ownership.

SEC Rule 13d-3 generally provides that beneficial owners of securities include any person who, directly or indirectly, has or shares voting power and/or investment power with respect to such securities, and any person who has the right to acquire beneficial ownership of such security within 60 days.  Any securities not outstanding which are subject to such options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person.  Such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.  At the present time there are no outstanding options or warrants.

Changes in Control

There are no present arrangements or pledges of the Company’s securities which may result in a change in our control.

Securities Authorized for Issuance under Equity Compensation Plans

We have no equity compensation or similar plans.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Long Term Debt

During July, 2003, we issued promissory notes to executive officers in consideration for cash received of $57,900.  On December 31, 2009, we and the lenders agreed to modify the terms of the notes such that monthly payments are no longer required.  The new repayment terms require that all unpaid principal and accrued interest shall be payable in full on December 31, 2015.  The notes accrue interest at 6% per annum.  Accrued interest at December 31, 2010 was $2,136.  Payments may be made earlier than due, without any penalties.

Other Related Party

During July, 2003, we issued promissory notes to executive officers/shareholders Kathryn Richins (Transferred ownership and debt to Brenda Sundwall on April 3, 2006), Brenda Sundwall and Kim McReynolds, in consideration for cash received of $57,900.  On December 31, 2009, we and the lenders agreed to modify the terms of the notes such that monthly payments are no longer required.

We utilize office and storage space in the home of Brenda Sundwall, an officer and director, for which no incremental costs are incurred.

Additionally, we utilize a payroll leasing company, partially owned by Kim McReynolds, to pay our payroll.

We also paid fees of $1,453, and $3,784 to Kim McReynolds’ company during 2010 and 2009, respectively for clerical and accounting services performed.

Transactions with Promoters and Control Persons

There have been no transactions, since the beginning of our last fiscal year, nor are there any currently proposed transactions, in which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2010, and 2009:

Fee Category	2010	2009
Audit Fees	$16,105	$11,877
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$16,105	$11,877

Audit Fees - Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and review of the financial statements included in our Forms 10-Q or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related Fees - Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit fees.”

Tax Fees - Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All Other Fees - Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees,” and “Tax fees” above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

We have not adopted an Audit Committee; therefore, there is no Audit Committee policy in this regard. However, we do require approval in advance of the performance of professional services to be provided to us by our principal accountant. Additionally, all services rendered by our principal accountant are performed pursuant to a written engagement letter between us and the principal accountant.

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the fiscal years ended December 31, 2010, and 2009, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
2.1	Plan and Agreement of Reorganization*
3.1	Articles of Incorporation*
3.2	Amended Bylaws*
20.1	Form 8-K – Current Report filed on or about February 22, 2011 regarding the reverse split of our outstanding common stock on a basis of one for three**
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
**	Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDE HOLDINGS, INC.

Date:	March 11, 2011	By:	/s/Kim McReynolds
Kim McReynolds
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GUIDE HOLDINGS, INC.

Date:	March 11, 2011	By:	/s/Kim McReynolds
Kim McReynolds
President and Director
Principal Executive Officer

Date:	March 11, 2011	By:	/s/Brenda Sundwall
Brenda Sundwall
Secretary, Treasurer and Director
Principal Financial Officer