Form 10-Q
period 2011-03-31
GUIDE HOLDINGS INC
filed 2011-05-13
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of May 13, 2011
Common Capital Voting Stock, $0.001 par value per share	1,600,032 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

March 31, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
March 31, 2011 and December 31, 2010

	March 31,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash	$4,134	$5,150
Accounts Receivable	8,170	5,082
(net of allowance for doubtful accounts of $7,068 and $6,885)
Inventory	11,847	2,956
Total Current Assets	24,151	13,188
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$24,151	$13,188

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$9,997	$343
Accrued Interest - Related Party	2,667	2,136
Accrued Expenses - Related Party	1,259	1,259
Total Current Liabilities	13,923	3,738

Long-Term Liabilities:
Notes Payable - Related Party	48,274	30,195
Total Liabilities	62,197	33,933

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032
and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid-In Capital	35,547	35,147
Retained Deficit	(75,193)	(57,492)
Total Stockholders' Equity (Deficit)	(38,046)	(20,745)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$24,151	$13,188

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010

Revenue, net of discounts of $1,219 and $1,214	$16,455	$15,910
Cost of Sales	9,675	9,425
Gross Profit	6,780	6,485

Costs & Expenses:
Selling & Administrative	23,950	18,828
Operating Loss	(17,170)	(12,343)
Ordinary Loss	(17,170)	(12,343)
Other Expense	(531)	(286)
Net Loss before provision for income taxes	(17,701)	(12,629)
Provision for income taxes	-	-
Net Loss	$(17,701)	$(12,629)

Loss per share basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010

Net Loss	$(17,701)	$(12,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed Services - Shareholder/Officer	400
(Increase) in Accounts Receivable	(3,088)	(697)
(Increase) in Inventory	(8,891)	(8,472)
Increase in Accounts Payable and Accrued Expenses	10,185	22,595
Net Cash (Used in) Provided by Operating Activities	(19,095)	797

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholder	18,079
Net Cash Provided by Financing Activities	18,079	-

INCREASE/ (DECREASE) IN CASH:	(1,016)	797

CASH AT BEGINNING OF PERIOD	5,150	19,874
CASH AT END OF PERIOD	$4,134	$20,671
	-	-
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$406
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
March 31, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the operating results for the full year.

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

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition) ("ASU 2009-13") and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to FASB ASC Topic 985, Software) ("ASU  2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy.  The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted.  The Company is currently evaluating, but does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company’s results of operations or financial condition.

No other accounting standards or interpretations issued or recently adopted are expected to have a material impact on the Company’s financial position, operations or cash flows.

NOTE 3 – SHAREHOLDERS' EQUITY

Our Board of Directors resolved to effect a reverse split of our outstanding common stock on a basis of one for three, while retaining the current authorized shares and par value of one mill ($0.001) per share, with appropriate adjustments being made in our additional paid in capital and stated capital accounts, and with all fractional shares to be rounded up to the nearest whole share.  The reverse split was effective on the OTCBB at noon on February 22, 2011, and our trading symbol became “GHGDD” for a period of 20 days; thereafter, the additional “D” was dropped and the trading symbol once again become “GHGD.”  Shareholders are not required to have their respective stock certificates transferred to reflect the reverse split at this time as the reverse split will be reflected by the new Cusip Number, 401704200, once pre-reverse split stock certificates are sent in for transfer.  Prior to the reverse split, there were 4,800,000 outstanding shares, and subsequent to the reverse split, there were 1,600,000 outstanding shares, more or less, prior to taking into account the issuance of any shares resulting from rounding, estimated to be approximately 32 shares.  See our 8-K Current Report filed with the Securities and Exchange Commission and dated February 22, 2011.

NOTE 4 – LIQUIDITY AND CAPITAL REQUIREMENTS

At quarter end, there was $4,134 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $75,193, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated subsequent events through May 13, 2011, and has concluded that no recognized or nonrecognized subsequent events have occurred since the quarter ended March 31, 2011.

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

Plan of Operations

Our primary focus for 2011-2012 is the increased distribution of our existing “do-it-yourself” manuals by updating and contacting big box retailers and increasing the impact of our digital manuals, primarily via the Internet.

Results of Operations

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue for the three month period ended March 31, 2011, and 2010, was $16,455 and $15,910, respectively, an increase of $545.  This represents a nominal increase of income.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the three month period ended March 31, 2011, and 2010, was $17,701 and $12,629, respectively.   Gross profit for the three month period ended March 31, 2011, and 2010, was $6,780 and $6,485, respectively.  Selling, general and administrative expenses for the three month period ended March 31, 2011, were $23,950 compared to $18,828 for the three month period ended March 31, 2010.  The increase in administrative expenses of $5,122 is primarily due to an onetime payment to the Depository Trust Corporation to facilitate the trading of the Company’s shares..

Liquidity and Capital Requirements

At quarter end, there was $4,134 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $75,193, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

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

Copies of the following documents related to the foregoing are filed as Exhibits to the Company’s Annual Report filed on or about March 11, 2011.  See Part IV, Item 15, of the Annual Report.

•	Guide Articles of Incorporation filed November 1, 2007.
•	Guide Bylaws, as amended.
•	Plan and Agreement of Reorganization.

Item 6. Exhibits

(a) Exhibits

All Sarbanes-Oxley Certifications follow the signature line at the end of this Quarterly Report.

(b) Reports on Form 8-K

Form 8-K filed on or about February 22, 2011, regarding the one for three (1 for 3) reverse split of the Company’s outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDE HOLDINGS, INC.
(Issuer)

Date:	May 13, 2011	By:	/s/ Kim McReynolds
Kim McReynolds, President and Director

Date:	May 13, 2011	By:	/s/ Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director