Form 10-Q
period 2011-06-30
GUIDE HOLDINGS INC
filed 2011-08-05
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of August 5, 2011
Common Capital Voting Stock, $0.001 par value per share	1,600,032 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

June 30, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
June 30, 2011 and December 31, 2010

	June 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash	$1,480	$5,150
Accounts Receivable	6,572	5,082
(net of allowance for doubtful accounts of $7,579 and $7,600)
Inventory	10,279	2,956
Total Current Assets	18,331	13,188
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$18,331	$13,188

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$3,413	$343
Accrued Interest - Related Party	3,440	2,136
Accrued Expenses - Related Party	1,259	1,259
Total Current Liabilities	8,112	3,738

Long-Term Liabilities:
Notes Payable - Related Party	53,874	30,195
Total Liabilities	61,986	33,933

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032
and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid-In Capital	35,947	35,147
Retained Deficit	(81,202)	(57,492)
Total Stockholders' Equity (Deficit)	(43,655)	(20,745)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$18,331	$13,188

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	For the Three		For the Six
	Months ended June 30,		Months Ended June 30,
	2011	2010	2011	2010

Revenue, net	$12,964	$11,196	$29,419	$27,106
Cost of Sales	7,990	8,028	17,665	17,453
Gross Profit	4,974	3,168	11,754	9,653

Costs & Expenses:
Selling & Administrative	10,210	11,944	34,160	30,773
Operating Loss	(5,236)	(8,776)	(22,406)	(21,120)
Ordinary Loss	(5,236)	(8,776)	(22,406)	(21,120)
Other Income/(Expense)	(773)	(331)	(1,304)	(617)
Net Loss before provision for income taxes	(6,009)	(9,107)	(23,710)	(21,737)
Provision for income taxes	-	-	-	-
Net Loss	$(6,009)	$(9,107)	$(23,710)	$(21,737)

Loss per share basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032	1,600,032	1,600,032

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010

Net Loss	$(23,710)	$(21,737)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	-	-
Bad Debt Expense	(20)	(1,361)
Contributed Services - Shareholder/Officer	800	400
(Increase)/Decrease in Accounts Receivable	(1,470)	4,261
(Increase) in Inventory	(7,323)	(4,545)
Increase in Accounts Payable and Accrued Expenses	4,374	4,575
Net Cash (Used in) Provided by Operating Activities	(27,349)	(18,407)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Notes Payable - Related Party	23,679	4,541
Principal payment of Long-Term Debt	-	-
Net Cash (Used) Provided by Financing Activities	23,679	4,541

INCREASE/ (DECREASE) IN CASH:	(3,670)	(13,866)

CASH AT BEGINNING OF PERIOD	5,150	19,874
CASH AT END OF PERIOD	$1,480	$6,008

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest		$443
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
June 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the three and six month periods ended June 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 4 – LIQUIDITY AND CAPITAL REQUIREMENTS

At quarter end, there was $1,480 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $81,202, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated subsequent events through the date the financial statements were issued and has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended June 30, 2011.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue for the three month period ended June 30, 2011, and 2010, was $12,964 and $11,196, respectively, an increase of $1,768.  This represents a nominal increase of income.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the three month period ended June 30, 2011, and 2010, was $6,009 and $9,107, respectively.   Gross profit for the three month period ended June 30, 2011, and 2010, was $4,974 and $3,168, respectively.  Selling, general and administrative expenses for the three month period ended June 30, 2011, were $10,210 compared to $11,944 for the three month period ended June 30, 2010.  The decrease in administrative expenses of $1,734 is primarily due to reduced accounting and audit expenses.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenue for the six month period ended June 30, 2011, and 2010, were $29,419 and $27,106, respectively, an increase of $2,313.  This represents a nominal increase in revenue.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the six month period ended June 30, 2011, and 2010, was $23,710 and $21,737, respectively.  Gross profit for the six month period ended June 30, 2011, and 2010, was $11,754 and $9,653, respectively.  Selling, general and administrative expenses for the six month period ended June 30, 2011, were $34,160 compared to $30,773 for the six month period ended June 30, 2010.  The increase in administrative expenses of $3,387 is primarily due to a one-time fee to the Depository Trust Company (DTC).

Liquidity and Capital Requirements

At quarter end, there was $1,480 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $81,202 and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

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

•	Guide Articles of Incorporation filed November 1, 2007.
•	Guide Bylaws, as amended.
•	Plan and Agreement of Reorganization.

Item 6. Exhibits

(a) Exhibits

Exhibit No.	Identification of Exhibit

31.1	Certification of Kim McReynolds Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Brenda Sundwall Pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Kim McReynolds and Brenda Sundwall pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

Exhibit No. (continued)	Identification of Exhibit (continued)

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.

(b) Reports on Form 8-K

Form 8-K filed on or about February 22, 2011, regarding the one for three (1 for 3) reverse split of the Company’s outstanding common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDE HOLDINGS, INC.
(Issuer)

Date:	August 5, 2011	By:	/s/ Kim McReynolds
Kim McReynolds, President and Director

Date:	August 5, 2011	By:	/s/ Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director