Form 10-Q
period 2011-09-30
GUIDE HOLDINGS INC
filed 2011-11-03
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 3, 2011
Common Capital Voting Stock, $0.001 par value per share	1,600,032 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements.

September 30, 2011
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
September 30, 2011 and December 31, 2010

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)
Current Assets:
Cash	$1,649	$5,150
Accounts Receivable	7,312	5,082
(net of allowance for doubtful accounts of $7,579 and $6,885)
Inventory	5,803	2,956
Total Current Assets	14,764	13,188
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$14,764	$13,188

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,178	$343
Accrued Interest - Related Party	4,285	2,136
Accrued Expenses - Related Party	1,259	1,259
Total Current Liabilities	7,722	3,738

Long-Term Liabilities:
Notes Payable - Related Party	54,874	30,195
Total Liabilities	62,596	33,933

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032
and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid-In Capital	36,347	35,147
Retained Deficit	(85,779)	(57,492)
Total Stockholders' Equity (Deficit)	(47,832)	(20,745)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$14,764	$13,188

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	For the Three		For the Nine
	Months ended September 30,		Months Ended September 30,
	2011	2010	2011	2010

Revenue, net	$13,687	$13,541	$43,106	$40,647
Cost of Sales	8,087	7,994	25,752	25,447
Gross Profit	5,600	5,547	17,354	15,200

Costs & Expenses:
Selling & Administrative	9,332	8,906	43,492	39,679
Operating Loss	(3,732)	(3,359)	(26,138)	(24,479)
Ordinary Loss	(3,732)	(3,359)	(26,138)	(24,479)
Other Income/(Expense)	(845)	(401)	(2,149)	(1,019)
Net Loss before provision for income taxes	(4,577)	(3,760)	(28,287)	(25,498)
Provision for income taxes	-	-	-	-
Net Loss	$(4,577)	$(3,760)	$(28,287)	$(25,498)

Loss per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032	1,600,032	1,600,032

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2011	2010

Net Loss	$(28,287)	$(25,498)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense	-	-
Bad Debt Expense	(20)	(998)
Contributed Services - Shareholder/Officer	1,200	800
(Increase)/Decrease in Accounts Receivable	(2,209)	1,500
(Increase) in Inventory	(2,848)	(128)
Increase (Decrease) in Accounts Payable and Accrued Expenses	3,984	(183)
Net Cash (Used in) Provided by Operating Activities	(28,180)	(24,507)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Notes Payable - Related Party	24,679	7,119
Principal payment of Long-Term Debt	-	-
Net Cash (Used) Provided by Financing Activities	24,679	7,119

INCREASE/ (DECREASE) IN CASH:	(3,501)	(17,388)

CASH AT BEGINNING OF PERIOD	5,150	19,874
CASH AT END OF PERIOD	$1,649	$2,486

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$443
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
September 30, 2011

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – LIQUIDITY AND CAPITAL REQUIREMENTS

At quarter end, there was $ 1,649 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $85,778, and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 the Company has evaluated subsequent events through the date the financial statements were issued, and has concluded that no recognized or non-recognized subsequent events have occurred since the quarter ended September 30, 2011.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenue for the three month period ended September 30, 2011, and 2010, was $13,687 and $13,541, respectively, an increase of $146.  This represents a nominal increase of income.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the three month period ended September 30, 2011, and 2010, was $4,577 and $3,760, respectively.   Gross profit for the three month period ended September 30, 2011, and 2010, was $5,600 and $5,547, respectively.  Selling, general and administrative expenses for the three month period ended September 30, 2011, were $9,332 compared to $8,906 for the three month period ended September 30, 2010.  The increase in administrative expenses of $426 is primarily due to compliance fees for reporting in XBRL.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Revenue for the nine month period ended September 30, 2011, and 2010, were $43,106 and $40,647, respectively, an increase of $2,459.  This represents a nominal increase in revenue.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the nine month period ended September 30, 2011, and 2010, was $28,287 and $25,498, respectively.  Gross profit for the nine month period ended September 30, 2011, and 2010, was $17,354 and $15,200, respectively.  Selling, general and administrative expenses for the nine month period ended September 30, 2011, were $43,492 compared to $39,679 for the nine month period ended September 30, 2010.  The increase in administrative expenses of $3,813 is primarily due to a one-time fee to the Depository Trust Company (DTC).

Liquidity and Capital Requirements

At quarter end, there was $1,649 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $85,778 and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

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

GUIDE HOLDINGS, INC.
(Issuer)

Date:	November 3, 2011	By:	/s/ Kim McReynolds
Kim McReynolds, President and Director

Date:	November 3, 2011	By:	/s/ Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director