Form 10-K
period 2011-12-31
GUIDE HOLDINGS INC
filed 2012-03-15
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer	[ ]	Accelerated filed	[ ]	Non-accelerated filer	[ ]	Smaller reporting company	[X]

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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.60) on June 30, 2011, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 533,363 shares of common voting stock held by non-affiliates, valued in the aggregate at $320,018.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of March 6, 2012, the Registrant had 1,600,032 shares of common stock outstanding.

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

We conducted a private placement offering to “accredited investors” of up to 400,000 shares of common stock, which were “restricted securities” as defined in Rule 144 of the Securities Exchange Commission at $0.15 per share, commencing on November 30, 2007, and closing on January 14, 2008, with the sale of all 400,000 shares.

Our Board of Directors resolved to effect a reverse split of our outstanding common stock on a basis of one for three, while retaining the current authorized shares and par value of one mill ($0.001) per share, with appropriate adjustments being made in our additional paid in capital and stated capital accounts, and with all fractional shares to be rounded up to the nearest whole share.  The reverse split was effective on the OTCBB at noon on February 22, 2011, and our trading symbol was “GHGDD” for a period of 20 days; thereafter, the additional “D” was dropped and the trading symbol again became “GHGD.”  Prior to the reverse split, there were 4,800,000 outstanding shares, and subsequent to the reverse split, there were 1,600,032 outstanding shares.  See our 8-K Current Report filed with the Securities and Exchange Commission (the "SEC") and dated February 22, 2011.  See PArt IV, Item 15.

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

Our competitive strengths are based on a format that adopts a non-cluttered presentation of instruction combined with low overhead and established distribution channels.

Objectives

We deliver user-friendly “do-it-yourself” manuals to hardware and construction supply businesses.

We are seeking to gain additional market share by:

•	Transfer to a digital medium for ease of printing and editing.
•	Update current publications to further clarify the state of the art materials and applications.

Targets

For 2012, we will be concentrating on gaining entry into additional big box retailers.  There are thousands of resellers in the United States, and we have selected for identification 95 ideal reseller candidates.  In fiscal 2011, our books were sold through approximately 414 retail outlets.

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

Status of any Publicly Announced New Product or Service

We have not made any public announcements of any new products or services, though we have indicated an intention to find other means of delivery of our products and services in our Form 10 Registration Statement previously filed with the Securities Exchange Commission, including the intent to provide these products and services in a digital format.

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

Dependence on One or a Few Major Customers

For the fiscal year ended December 31, 2011, forty-four percent (44%) of our sales were to one customer, Menards.  The loss of these customers would have a significant negative impact on sales.

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

Research and Development Costs During the Last Two Fiscal Years

We had no research and development expenses during the fiscal years ended December 31, 2011, and 2010.

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

Our operations include one full-time employee (Brenda Sundwall) with over seven years in the “do-it-yourself” manual business.

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

ITEM 4:  MINE SAFETY DISCLOSURES

None; not applicable.
PART II

ITEM 5:  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed for quotations on the OTC Bulletin Board (“OTCBB”) of the Financial Industry Regulatory Authority, Inc. or “FINRA,” on December 28, 2010, under the symbol “GHGD.”  There is currently no established trading market for shares of our common stock.  Management cannot give any assurance that any market for our common stock will develop or be maintained.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2010	High	Low
January 4 – March 31	NONE	NONE
April 1 – June 30	NONE	NONE
July 1 – September 30	NONE	NONE
October 1 – December 31	NONE	NONE
2011
January 3 – February 18	NONE	NONE
February 22 – March 31.65		.60
(after a 1 for 3 reverse split)
April 1 – June 30.60		.60
July 1 – September 30.60		.60
October 3 – December 30.60		.60

These prices were obtained from the National Quotation Bureau, Inc. (“NQB”) and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Holders

We currently have 70 shareholders.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended December 31, 2011, and 2010; however, our 400,000 share private offering to “accredited investors” that commenced in 2007, was closed on January 14, 2008, with the sale of all 400,000 shares at an offering price of $0.15 per share.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2011, from the sale of registered securities.

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

ITEM 7:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Plan of Operation

Our primary focus for 2012 is the increased distribution of our existing “do-it-yourself” manuals by updating and contacting big box retailers and increasing the impact of our digital manuals, primarily via the Internet.

Liquidity and Capital Resources

We had $1,834 cash or cash equivalents on hand, as of December 31, 2011. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

We have accumulated operating losses of $93,760, and have had negative cash flows from operating activities during 2011. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  We will require additional financing to continue operations.

Results of Operations

Revenue for the fiscal years ended December 31, 2011, and 2010, were $55,640 and $53,045, respectively, a increase of $2,595.  The 5% increase in sales reflects our continuing efforts to increase sales to existing customers and broaden its customer base.

During the year ended December 31, 2011, we had a net loss of $36,268, resulting from operations.  During this same period ending December 31, 2010, we had a net loss of $32,537, also resulting from operations. The increase in our net loss from December 31, 2010, to December 31, 2011, was due to a the costs associated with being a reporting company with the SEC.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2011.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDE HOLDINGS, INC.

FINANCIAL STATEMENTS
December 31, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Guide Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Guide Holdings, Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guide Holdings, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

s/s HJ & Associates, LLC
HJ & Associates, LLC
Salt Lake City, Utah
March 15, 2012

GUIDE HOLDINGS, INC.
Balance Sheets
December 31, 2011 and 2010

	2011	2010
ASSETS
Current Assets:
Cash	$1,834	$5,150
Accounts receivable (net of allowance for doubtful accounts of $9,071 and $6,885 respectively)	5,242	5,082
Inventory	11,915	2,956
Total Current Assets	18,991	13,188
Equipment	1,545	1,545
Accumulated depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	18,991	13,188

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$8,633	$343
Accrued expenses - related party	6,450	3,395
Total Current Liabilities	15,083	3,738

Long Term Liabilities:
Notes payable – related party	59,321	30,195
Total Liabilities	74,404	33,933

Stockholders’ Equity (Deficit):
Common stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032 and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid in Capital	36,747	35,147
Retained Deficit	(93,760)	(57,492)
Total Stockholders’ Equity (Deficit)	(55,413)	(20,745)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$18,991	$13,188

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Operations
For the Years Ended December 31, 2011 and 2010

	2011	2010

Revenue, net of discounts of $2,237 and $2,314, respectively	$55,640	$53,045
Cost of sales	34,003	35,522
Gross Profit	21,637	17,523

Costs and Expenses:
Selling and administrative	54,849	48,586
Operating Loss	(33,212)	(31,063)
Other Income (Expense)	(3,056)	(1,474)
Net Loss before Income Taxes	(36,268)	(32,537)

Income tax provision (benefit)	-	-
Net Loss	$(36,268)	$(32,537)

Loss per share basic and diluted	(0.02)	(0.02)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Stockholders’ Equity (Deficit)
December 31, 2011 and 2010

	Common Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total
Balance, December 31, 2009	1,600,032	$1,600	$33,947	$(24,955)	$10,592

Contributed Services - Officer	-	-	1,200	-	1,200

Net Loss - 2010	-	-	-	(32,537)	(32,537)

Balance, December 31, 2010	1,600,032	1,600	35,147	(57,492)	(20,745)

Contributed Services - Officer	-	-	1,600	-	1,600

Net Loss - 2011	-	-	-	(36,268)	(36,268)

Balance, December 31, 2011	1,600,032	$1,600	$36,747	$(93,760)	$(55,413)

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,268)	$(32,537)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - officer	1,600	1,200
Bad debt expense	1,472	(998)
(Increase)/Decrease in accounts receivable	(1,631)	3,810
(Increase)/Decrease in inventory	(8,959)	3,977
Increase/(Decrease) in related party payable	3,054	1,087
Increase/(Decrease) in accounts payable	8,290	(957)
Increase/(Decrease) in accrued expenses	-	-
Net Cash Used in Operating Activities	(32,442)	(24,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on long-term debt	-	-
Proceeds from Notes Payable	29,126	9,694
Proceeds from Private Offering	-	-
Net Cash Provided by Financing Activities	29,126	9,694

DECREASE IN CASH:	(3,316)	(14,724)

CASH AT BEGINNING OF YEAR	5,150	19,874
CASH AT END OF YEAR	$1,834	$5,150

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2011

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

c.  Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  The allowance for bad debt is based on estimated losses as of the balance sheet date. Allowance for bad debt has been provided based on estimated losses amounting to $9,071 and $6,885 as of December 31, 2011 and 2010, respectively.

d.  Inventory

The Company’s inventory consists of its book products, including freight in, and is valued on a “first-in first-out” basis at the lower of average cost or market.  The Company purchases its inventory as a finished product from unrelated printing companies. The Company writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company did not deem any inventory obsolete or excessive as of December 31, 2011 and 2010.

e.  Equipment

The purchased equipment is stated at cost and is depreciated over the estimated useful life of three years using the straight line method. The nature of the Company’s equipment is computer and peripherals.  The Company expenses equipment with a cost of less than $1,000. Depreciation expense for the years ended December 31, 2011 and 2010 was $0 and $0, respectively.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2011

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [continued]

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

h.  Impact of New Accounting and Reporting Standards

From time to time, new accounting pronouncements are issued by FASB that are adopted by the Company as of the specified effective date.  If not discussed, management believes that the impact of recently issued standards, which are not yet effective, will not have a material impact on the Company’s financial statements upon adoption.

NOTE 3 - LIQUIDITY/GOING CONCERN

The Company has accumulated operating losses of $93,760, and has had negative cash flows from operating activities during 2011. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

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

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL carryover	$31,595	$19,492
Allowance for doubtful accounts	3,536	2,685
Related party accruals	2,024	833
Deferred tax liabilities:	-	-
Valuation allowance	(37,155)	(23,010)
Net deferred tax assets	$-	$-

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2011

NOTE 4 – INCOME TAXES [continued]

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Expected income tax (benefit) on net loss before tax	$(14,145)	$(12,684)
Effects of:
Change in valuation allowance	14,145	12,684
Effective tax provision (benefit)	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  The Company’s net operating loss carryforwards expire on various dates through 2031.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2011 and 2010 is presented in the table below:

	2011	2010
Beginning Balance	$-	$-
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$-	$-

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2011 and 2010, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2011 and 2010 relating to unrecognized benefits.

The tax years 2008 through 2011 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 5 – RELATED PARTY TRANSACTIONS

Long Term Debt

During July, 2003, the Company issued promissory notes to executive officers in consideration for cash received of $57,900.  On December 31, 2009, the Company and Lenders agreed to modify the terms of the notes such that monthly payments are no longer required.  The new repayment terms require that all unpaid principal and accrued interest shall be payable in full on December 31, 2015.  The notes accrue interest at 6% per annum.  As of December 31, 2011, the principal amount due to the stockholders/officers was $59,311.  Accrued interest at December 31, 2011 was $5,191.  Payments may be made earlier than due, without any penalties.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2011

NOTE 5 – RELATED PARTY TRANSACTIONS [continued]

Other Related Party

The Company utilizes office and storage space in the home of one of its members, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.  The Company also paid fees of $0 and $1,453 to the officer/shareholder’s company during 2011 and 2010 for accounting and clerical services performed.

NOTE 6 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND CUSTOMERS

The Company extends credit to each of its customers on an unsecured basis. Should any of the customers fail to perform according to the invoice payment terms, the Company would be required to seek relief through the legal system as an unsecured creditor. The Company’s sales that were attributed to one customer for the fiscal years ended December 31, 2011 and 2010 were forty-four (44%) and forty percent (40%), respectively. The loss of this customer would have a significant negative impact on sales. As of December 31, 2011 and 2010, this customer represented forty-six percent (46%) and forty-seven percent (47%) of the Company’s accounts receivable balance, respectively. If this customer becomes unable to pay their outstanding balances, the Company would experience a significant negative impact on its ability to benefit from and collect on the accounts receivable.

NOTE 7 – SHAREHOLDERS’ EQUITY (DEFICIT)

On October 11, 2007 the Company’s owners entered into a Plan and Agreement of Reorganization wherein all of the membership units of Guidebook LLC were exchanged for 1,200,000 shares of common stock in Guidebook Holdings Inc, a newly formed C Corporation. All shares of common stock were issued to the original membership unit holders. As of the date of the exchange, October 11, 2007, Guidebook, LLC was in a negative capital position, and as such, no value was given to the stock issued by the newly formed corporation.  Therefore, the shares were recorded to reflect the $.001 par value of $3,600 and paid in capital was recorded as a negative amount, ($28,053).

The Company applied Topic 4B of the Staff Accounting Bulletins issued by the Securities and Exchange Commission, by reclassifying all of the Company’s undistributed earnings and losses to additional paid-in capital as of October 11, 2007.

In January 2008, the Company sold 400,000 shares of its common stock to 55 people for $60,000.  The purpose of this equity raise was to provide working capital for the Company to meet its current obligations, expand its markets, and update its product line.

Effective February 23, 2011, the Company effected a reverse split of its outstanding common stock on a basis of one for three (1:3), while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.

NOTE 8 – SUBSEQENT EVENTS

The Company has evaluated subsequent events through March 15, 2012, the date that the financial statements were available to be issued.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None; not applicable.

ITEM 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its   principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

We completed a one for three reverse split of our outstanding shares that was effective in the OTCBB market on February 22, 2011.  See our 8-K Current Report filed with the SEC and dated February 22, 2011.  See Part IV, Item 15.

We made minor amendments to our Bylaws on March 11, 2011.  See the heading “Business Development” of Part I, Item I, and Exhibit 3.2 in Part IV, Item 15.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Kim McReynolds	56	President & Director	October 2007
Ronald McReynolds	50	Vice President & Director	October 2007
Brenda Sundwall	45	Secretary & Director	October 2007

Background and Business Experience

Kim McReynolds - Kim graduated from the University of Utah with a Bachelor of Arts degree in Accounting in 1979, and has 32 years of business experience. He is a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public Accountants, and has been the managing partner of Mantyla McReynolds, a Salt Lake City accounting firm for the past three years.  Kim is 56 years of age.

Ronald McReynolds - Ron has worked in the Aircraft and Defense manufacturing business for more than 27 years and is currently an owner/founder and Vice President of H&R Precision, which supplies parts to the aircraft and defense industry. Ronald is 50 years of age.

Brenda Sundwall - Prior to joining Guidebook, Brenda worked for 14 years in various sales positions in the electrical industry.  She began her career as an inside sales person and worked her way up to outside sales where she called on customers throughout the mountain west. For the past four years, she has been the general manager for Guidebook Brenda is 45 years of age.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by Securities Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2011, the following reports were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year or Period (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation ($) (h)	All Other Compensation ($) (i)	Total Earnings ($) (j)
Kim McReynolds, President & Director	2011 2010 2009 2008	$0 $0 $0 $0	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A
Ronald McReynolds, Vice President & Director	2011 2010 2009 2008	$0 $0 $0 $0	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A
Brenda Sundwall, Secretary, Treasurer & Director	2011 2010 2009 2008	$25,970 $25,970 $25,970 $25,970	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	$25,970 $25,970 $25,970 $25,970

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended December 31, 2011, 2010 or 2009.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of March 15, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,600,032 shares of common stock outstanding at that date.

Beneficial Owners

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Kim McReynolds(1)(2)	526,667	32.92%
	President and Director
	178 S. Rio Grande St., Suite 200
	Salt Lake City, UT 84101
Common	PK Mart (1)	166,667	10.42%
	178 S. Rio Grande St., Suite 200
	Salt Lake City, UT 84101
Common	Brenda Sundwall	510,000	31.87%
	Secretary, Treasurer and Director
	2988 Oakwood Drive
	Bountiful, UT 84010
TOTAL		1,036,667	64.79%

(1) Kim McReynolds is a general partner of PK Mart, a Utah limited partnership; therefore, Mr. McReynolds is deemed to be a beneficial owner of PK Mart’s 166,667 shares.  These shares are included in Mr. McReynolds’ beneficial ownership.

(2) Kim McReynolds is the spouse of Patricia A. McReynolds, a shareholder.  Therefore, Mr. McReynolds is deemed to be a beneficial owner of Patricia McReynolds’ 26,667 shares.  These shares are included in Mr. McReynolds’ beneficial ownership.

Management

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Kim McReynolds(1)(2)	526,667	32.92%
	President and Director
	178 S. Rio Grande St., Suite 200
	Salt Lake City, UT 84101
Common	Ronald McReynolds	30,000	1.87%
	Vice President and Director
	1656 River View Dr.
	Bluffdale, UT 84065
Common	Brenda Sundwall	510,000	31.87%
	Secretary, Treasurer and Director
	2988 Oakwood Drive
	Bountiful, UT 84010
TOTAL		1,066,667	66.66%

(1) Kim McReynolds is a general partner of PK Mart, a Utah limited partnership; therefore, Mr. McReynolds is deemed to be a beneficial owner of PK Mart’s 166,667 shares.  These shares are included in Mr. McReynolds’ beneficial ownership.

(2) Kim McReynolds is the spouse of Patricia A. McReynolds, a shareholder.  Therefore, Mr. McReynolds is deemed to be a beneficial owner of Patricia McReynolds’ 26,667 shares.  These shares are included in Mr. McReynolds’ beneficial ownership.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Long Term Debt

During July, 2003, we issued promissory notes to executive officers in consideration for cash received of $57,900.  On December 31, 2009, we and the lenders agreed to modify the terms of the notes such that monthly payments are no longer required.  The new repayment terms require that all unpaid principal and accrued interest shall be payable in full on December 31, 2015.  The notes accrue interest at 6% per annum.  As of December 31, 2011, the principal amount due to the stockholders/officers was $59,311.  Accrued interest at December 31, 2011 was $5,191.  Payments may be made earlier than due, without any penalties.

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

We also paid fees of $0, and $1,453 to Kim McReynolds’ company during 2011 and 2010, respectively for clerical and accounting services performed.

Transactions with Promoters and Control Persons

There have been no transactions, since the beginning of our last fiscal year, nor are there any currently proposed transactions, in which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2011, and 2010:

Fee Category	2011	2010
Audit Fees	$14,144	$16,105
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$14,144	$16,105

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the fiscal years ended December 31, 2011, and 2009, contained in Part II, Item 8, above, which are incorporated herein by this reference.

(a)(3)         Exhibits.  The following exhibits are filed as part of this Annual Report:

Exhibit No.	Identification of Exhibit
2.1	Plan and Agreement of Reorganization1
3.1	Articles of Incorporation1
3.2	Amended Bylaws1
20.1	Form 8-K – Current Report filed on or about February 22, 2011 regarding the reverse split of our outstanding common stock on a basis of one for three2
31.1	Certification of Principal Executive Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
31.2	Certification of Principal Financial Officer as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 20023
32.2	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 20023
101.INS	XBRL Instance Document3
101.SCH	XBRL Taxonomy Extension Schema3
101.CAL	XBRL Taxonomy Extension Calculation Linkbase3
101.DEF	XBRL Taxonomy Extension Definition Linkbase3
101.LAB	XBRL Taxonomy Extension Label Linkbase3
101.PRE	XBRL Taxonomy Extension Presentation Linkbase3

1Filed with our 10-K for December 31, 2010, and incorporated herein by reference.
2Incoporated herein by reference.
3Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GUIDE HOLDINGS, INC.

Date:	March 15, 2012	By:	/s/Kim McReynolds
Kim McReynolds
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GUIDE HOLDINGS, INC.

Date:	March 15, 2012	By:	/s/Kim McReynolds
Kim McReynolds
President and Director
Principal Executive Officer

Date:	March 15, 2012	By:	/s/Brenda Sundwall
Brenda Sundwall
Secretary, Treasurer and Director
Principal Financial Officer