Form 10-Q
period 2012-09-30
GUIDE HOLDINGS INC
filed 2012-11-13
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of November 13, 2012
Common Capital Voting Stock, $0.001 par value per share	1,600,032 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

September 30, 2012
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
September 30, 2012 and December 31, 2011

	September 30,	December 31,
	2012	2011
ASSETS	(Unaudited)
Current Assets:
Cash	$2,697	$1,834
Accounts Receivable	4,750	5,242
(net of allowance for doubtful accounts of $8,362 and $9,071)
Inventory	5,222	11,915
Total Current Assets	12,669	18,991
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$12,669	$18,991

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$2,466	$8,633
Accrued Interest - Related Party	8,465	5,191
Accrued Expenses - Related Party	1,259	1,259
Total Current Liabilities	12,190	15,083

Long-Term Liabilities:
Notes Payable - Related Party	79,228	59,321
Total Liabilities	91,418	74,404

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032
and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid-In Capital	37,947	36,747
Retained Deficit	(118,296)	(93,760)
Total Stockholders' Equity (Deficit)	(78,749)	(55,413)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$12,669	$18,991

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three and Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	For the Three		For the Nine
	Months ended September 30,		Months Ended September 30,
	2012	2011	2012	2011

Revenue, net	$10,664	$13,687	$32,508	$43,106
Cost of Sales	6,839	8,087	21,590	25,752
Gross Profit	3,825	5,600	10,918	17,354

Costs & Expenses:
Selling & Administrative	8,916	9,332	32,180	43,492
Operating Loss	(5,091)	(3,732)	(21,262)	(26,138)
Ordinary Loss	(5,091)	(3,732)	(21,262)	(26,138)
Other Income/(Expense)	(1,213)	(845)	(3,274)	(2,149)
Net Loss before provision for income taxes	(6,304)	(4,577)	(24,536)	(28,287)
Provision for income taxes	-	-	-	-
Net Loss	$(6,304)	$(4,577)	$(24,536)	$(28,287)

Loss per share basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032	1,600,032	1,600,032

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$(24,536)	$(28,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation Expense		-
Bad Debt Expense	(709)	(20)
Contributed Services - Shareholder/Officer	1,200	1,200
(Increase)/Decrease in Accounts Receivable	1,201	(2,209)
(Increase) in Inventory	6,694	(2,848)
Increase (Decrease) in Accounts Payable and Accrued Expenses	(2,892)	3,984
Net Cash (Used in) Provided by Operating Activities	(19,042)	(28,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Notes Payable - Related Party	19,905	24,679
Principal payment of Long-Term Debt	-	-
Net Cash (Used) Provided by Financing Activities	19,905	24,679

INCREASE/ (DECREASE) IN CASH:	863	(3,501)

CASH AT BEGINNING OF PERIOD	1,834	5,150
CASH AT END OF PERIOD	$2,697	$1,649
	-	-
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
September 30, 2012

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2011 audited financial statements.  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – LIQUIDITY AND CAPITAL REQUIREMENTS

At quarter end, there was $2,697 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $118,295 and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through November 13, 2012, the date that the financial statements were available to be issued.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Plan of Operations

Our primary focus for 2012-2013 is the increased distribution of our existing “do-it-yourself” manuals by updating and contacting big box retailers and increasing the impact of our digital manuals, primarily via the Internet, though this has been difficult during the current economy.

Results of Operations

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenue for the three month period ended September 30, 2012, and 2011, was $10,664 and $13,687, respectively, a decrease of $3,023.  Revenue has been eroded due to adverse economic conditions and the general public’s access to the Internet which has information similar to that contained in our books.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the three month period ended September 30, 2012, and 2011, was $6,304 and $4,577, respectively.   Gross profit for the three month period ended September 30, 2012, and 2011, was $3,825 and $5,600, respectively.  Selling, general and administrative expenses for the three month period ended September 30, 2012, were $8,916 compared to $9,332 for the three month period ended September 30, 2011.  The decrease in administrative expenses of $416 is primarily due to legal fees paid last year in conjunction with preparing our stock for trading eligibility.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenue for the nine month period ended September 30, 2012, and 2011, were $32,508 and $43,106, respectively, a decrease of $10,598.  Revenue has been eroded due to adverse economic conditions and the general public’s access to the Internet which has information similar to that contained in our books.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the nine month period ended September 30, 2012, and 2011, was $24,536 and $28,287, respectively.  Gross profit for the nine month period ended September 30, 2012, and 2011, was $10,918 and $17,354, respectively.  Selling, general and administrative expenses for the nine month period ended September 30, 2012, were $32,180 compared to $43,492 for the nine month period ended September 30, 2011.  The decrease in administrative expenses of $11,312 is primarily due to a one-time fee to the Depository Trust Company (DTC), as well as legal expense incurred to prepare our stock for trading eligibility.

Liquidity and Capital Requirements

At quarter end, there was $2,697 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $118,295 and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements of any kind.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4.  Controls and Procedures

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None; not applicable.

Item 5. Other Information

We completed a one for three reverse split of our outstanding shares that was effective in the OTCBB market on February 22, 2011. See our 8-K Current Report filed with the Security and Exchange Commission and dated February 22, 2011. See Part IV, Item 15.

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

GUIDE HOLDINGS, INC.
(Issuer)

Date:	November 13, 2012	By:	/s/ Kim McReynolds
Kim McReynolds, President and Director

Date:	November 13, 2012	By:	/s/ Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director