Form 10-K
period 2012-12-31
GUIDE HOLDINGS INC
filed 2013-02-15
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ____________ to____________

Commission File Number: 000-53917

GUIDE HOLDINGS, INC.
(Exact Name of Registrant as specified in its charter)

Utah	26-1771717
(State or other jurisdiction of incorporation)	(I.R.S. Employer I.D. No.)

178 South Rio Grande St, Suite 200, Salt Lake City, UT  84101
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

The aggregate estimated market value was determined by multiplying the approximate number of shares of common stock held by non-affiliates by the average bid price of such stock ($0.60) on June 39, 2012, as quoted on the OTCBB of the Financial Industry Regulatory Authority (“FINRA”). There were 533,363 shares of common voting stock held by non-affiliates, valued in the aggregate at $320,018.

Applicable only to Registrants involved in Bankruptcy Proceedings during the preceding Five Years

Not applicable.

Outstanding Shares

As of February 15, 2013, the Registrant had 1,600,032 shares of common stock outstanding.

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

Targets

For 2013, we will be concentrating on gaining entry into additional big box retailers.  There are thousands of resellers in the United States, and we have selected for identification 95 ideal reseller candidates.  In fiscal 2012, our books were sold through approximately 353 retail outlets.

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

Dependence on One or a Few Major Customers

For the fiscal year ended December 31, 2012, forty-eight percent (48%) of our sales were to one customer, Menards.  The loss of these customers would have a significant negative impact on sales.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or “JOBS Act.”  As long as we remain an “emerging growth company,” we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not an “emerging growth company,” like those applicable to a “smaller reporting company,” including, but not limited to, a scaled down description of our business in Securities and Exchange Commission filings; no requirements to include risk factors in Exchange Act filings; no requirement to include certain selected financial data and supplementary financial information in Securities and Exchange Commission filings; not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act; reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements that we file under the Exchange Act; no requirement for Sarbanes-Oxley Act Section 404(b) auditor attestations of internal control over financial reporting; and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We are also only required to file audited financial statements for the previous two fiscal years when filing registration statements, together with reviewed financial statements of any applicable subsequent quarter.

We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  We can remain an “emerging growth company” for up to five years.  We would cease to be an “emerging growth company” prior to such time if we have total annual gross revenues of $1 billion or more and when we become a “larger accelerated filer,” have a public float of $700 million or more or we issue more than $1 billion of non-convertible debt over a three-year period.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Research and Development Costs During the Last Two Fiscal Years

We had no research and development expenses during the fiscal years ended December 31, 2012, and 2011.

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

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTC Bulletin Board, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
2011	High	Low
January 3 – February 18	NONE	NONE
February 22 – March 31.65		.60
(after a 1 for 3 reverse split)
April 1 – June 30.60		.60
July 1 – September 30.60		.60
October 3 – December 30.60		.60
2012
January 3 – March 30.60		.60
April 2 – June 29.60		.60
July 2 – September 28.60		.60
October 1 – December 31.60		.60

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Recent Sales

We did not issue any unregistered securities during the fiscal years ended December 31, 2012, and 2011; however, our 400,000 share private offering to “accredited investors” that commenced in 2007, was closed on January 14, 2008, with the sale of all 400,000 shares at an offering price of $0.15 per share.

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

Use of Proceeds of Registered Securities

There were no proceeds received during the calendar year ended December 31, 2012, from the sale of registered securities.

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

Liquidity and Capital Resources

We had $2,677 cash or cash equivalents on hand, as of December 31, 2012. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $127,055, and has had negative cash flows from operating activities during 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

Results of Operations

Revenue for the fiscal years ended December 31, 2012, and 2011, were $43,001 and $55,640, respectively, a decrease of $12,639.  This 22% decrease in revenue is the result of continuing erosion of the Company’s customer base.  Competition from the Internet and the residual effects of the Recession are the apparent cause of this erosion.

During the year ended December 31, 2012, we had a net loss of $33,295, resulting from operations.  During this same period ending December 31, 2011, we had a net loss of $36,268, also resulting from operations. The decrease in our net loss from December 31, 2011, to December 31, 2012, was primarily because certain expenses associated with providing for our stock to be eligible for trading occurred in 2011 but were not repeated during 2012.  See the Index to Financial Statements, Part II, Item 8, of this Annual Report.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the fiscal year ended December 31, 2012.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” we are not required to provide this information under Regulation S-K.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

GUIDE HOLDINGS, INC.

FINANCIAL STATEMENTS
December 31, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Guide Holdings, Inc.
Salt Lake City, Utah

We have audited the accompanying balance sheets of Guide Holdings, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Guide Holdings, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, Utah
February 15, 2013

GUIDE HOLDINGS, INC.
Balance Sheets
December 31, 2012 and 2011

	2012	2011
ASSETS
Current Assets:
Cash	$2,677	$1,834
Accounts receivable (net of allowance for doubtful accounts of $8,362 and $9,071 respectively)	6,425	5,242
Inventory	8,802	11,915
Total	17,904	18,991
Equipment	1,545	1,545
Accumulated depreciation	(1,545)	(1,545)
Net	-	-
TOTAL ASSETS	$17,904	$18,991

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$11,152	$8,633
Accrued expenses - related party	11,033	6,450
Total Current Liabilities	22,185	15,083

Long Term Liabilities:
Notes payable – related party, net of current portion	82,827	59,321
Total Liabilities	105,012	74,404

Stockholders’ Equity (Deficit):
Common stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032 and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid in Capital	38,347	36,747
Retained Deficit	(127,055)	(93,760)
Total Stockholders’ Equity (Deficit)	(87,108)	(55,413)
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$17,904	$18,991

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Operations
For the Years Ended December 31, 2012 and 2011

	2012	2011

Revenue, net of discounts of $2,331 and $2,237 respectively	$43,001	$55,640
Cost of sales	29,150	34,003
Gross Profit	13,851	21,637

Costs and Expenses:
Selling and administrative	42,463	54,849
Operating Income	(28,612)	(33,212)
Net Ordinary Income (Loss)	(28,612)	(33,212)
Other Income (Expense)	(4,683)	(3,056)
Net Income (Loss) before Income Taxes	(33,295)	(36,268)

Income tax provision (benefit)	-	-
Net Income (Loss)	$(33,295)	$(36,268)

Income (Loss) per share basic and diluted	$(0.02)	$(0.02)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Stockholders’ Equity (Deficit)
December 31, 2012 and 2011

	Common Shares	Amount	Additional Paid-in Capital	Retained Deficit	Total
Balance, December 31, 2010	1,600,032	$1,600	$35,147	$(57,492)	$(20,745)

Contributed Services - Officer			1,600		1,600

Net Loss - 2011				(36,268)	(36,268)

Balance, December 31, 2011	1,600,032	1,600	36,747	(93,760)	(55,413)

Contributed Services - Officer			1,600		1,600

Net Loss - 2012	-	-	-	(33,295)	(33,295)

Balance, December 31, 2012	1,600,032	$1,600	$38,347	$(127,055)	$(87,108)

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Statements of Cash Flows
For the Years Ended December 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(33,295)	$(36,268)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed services - officer	1,600	1,600
Bad debt expense	(689)	1,472
(Increase)/Decrease in accounts receivable	(496)	(1,631)
(Increase)/Decrease in inventory	3,114	(8,959)
Increase/(Decrease) in related party payable	4,583	3,054
Increase/(Decrease) in accounts payable	2,519	8,290
Increase/(Decrease) in accrued expenses	-	-
Net Cash Provided by Operating Activities	(22,664)	(32,442)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payment on long-term debt	-	-
Proceeds from Notes Payable	23,507	29,126
Proceeds from Private Offering	-	-
Net Cash Provided by Financing Activities	23,507	29,126

INCREASE (DECREASE) IN CASH:	843	(3,316)

CASH AT BEGINNING OF YEAR	1,834	5,150
CASH AT END OF YEAR	$2,677	$1,834

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES:
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to financial statements.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2012

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

c.  Accounts Receivable

The Company records an account receivable for revenue earned but not yet collected.  If the Company determines any account to be uncollectible based on significant delinquency or other factors, it is immediately written off.  The allowance for bad debt is based on estimated losses as of the balance sheet date. Allowance for bad debt has been provided based on estimated losses amounting to $8,362 and $9,071 as of December 31, 2012 and 2011, respectively.

d.  Inventory

The Company’s inventory consists of its book products, including freight in, and is valued on a “first-in first-out” basis at the lower of average cost or market.  The Company purchases its inventory as a finished product from unrelated printing companies. The Company writes off 100% of the cost of inventory that it specifically identifies and considers obsolete or excessive to fulfill future sales estimates. The Company did not deem any inventory obsolete or excessive as of December 31, 2012 and 2011.

e.  Equipment

The purchased equipment is stated at cost and is depreciated over the estimated useful life of three years using the straight line method. The nature of the Company’s equipment is computer and peripherals.  The Company expenses equipment with a cost of less than $1,000. Depreciation expense for the years ended December 31, 2012 and 2011 was $0 and $0, respectively.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2012

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

NOTE 3 - LIQUIDITY/GOING CONCERN

The Company has accumulated operating losses of $127,055, and has had negative cash flows from operating activities during 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

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

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$43,344	$31,595
Allowance for doubtful accounts	3,261	3,536
Related party accruals	3,812	2,024
Deferred tax liabilities:	-	-
Valuation allowance	(50,417)	(37,155)
Net deferred tax assets	$-	$-

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2012

NOTE 4 – INCOME TAXES [continued]

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2012	2011
Expected income tax (benefit) on net loss before tax	$(12,985)	$(14,145)
Effects of:
Other, net	(277)	-
Change in valuation allowance	13,262	14,145
Effective tax provision (benefit)	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.  The Company’s net operating loss carryforwards expire on various dates through 2032.

The Company has evaluated its uncertain tax positions and determined that any required adjustments would not have a material impact on the Company's balance sheet, income statement, or statement of cash flows.

A reconciliation of the unrecognized tax benefits for the years ending December 31, 2012 and 2011 is presented in the table below:

	2012	2011
Beginning Balance	$-	$-
Additions based on tax positions related to the current year	-	-
Reductions for tax positions of prior years	-	-
Reductions due to expiration of statute of limitations	-	-
Settlements with taxing authorities	-	-
Ending Balance	$-	$-

Our policy is to recognize potential interest and penalties accrued related to unrecognized tax benefits within income tax expense.  For the years ended December 31, 2012 and 2011, we did not recognize any interest or penalties, nor did we have any interest or penalties accrued as of December 31, 2012 and 2011 relating to unrecognized benefits.

The tax years 2009 through 2012 remain open to examination for federal income tax purposes and by other major taxing jurisdictions to which we are subject.

NOTE 5 – RELATED PARTY TRANSACTIONS

Long Term Debt

During July, 2003, the Company issued promissory notes to executive officers in consideration for cash received of $57,900.  On December 31, 2009, the Company and Lenders agreed to modify the terms of the notes such that monthly payments are no longer required.  The new repayment terms require that all unpaid principal and accrued interest shall be payable in full on December 31, 2015.  The notes accrue interest at 6% per annum.  As of December 31, 2012, the principal amount due to the stockholders/officers was $82,827.  Accrued interest at December 31, 2012 was $9,774.  Payments may be made earlier than due, without any penalties.

GUIDE HOLDINGS, INC.
Notes to Financial Statements
December 31, 2012

NOTE 5 – RELATED PARTY TRANSACTIONS [continued]

Other Related Party

The Company utilizes office and storage space in the home of one of its members, for which no incremental costs are incurred.  No monetary value has been placed on this, nor have any accruals or payments been made.

NOTE 6 – SIGNIFICANT CONCENTRATIONS OF CREDIT RISK AND CUSTOMERS

The Company extends credit to each of its customers on an unsecured basis. Should any of the customers fail to perform according to the invoice payment terms, the Company would be required to seek relief through the legal system as an unsecured creditor. The Company’s sales that were attributed to one customer for the fiscal years ended December 31, 2012 and 2011 were forty-eight (48%) and forty-four percent (44%), respectively. The loss of this customer would have a significant negative impact on sales. As of December 31, 2012 and 2011, this customer represented forty-nine percent (49%) and forty-four percent (44%) of the Company’s accounts receivable balance, respectively. If this customer becomes unable to pay their outstanding balances, the Company would experience a significant negative impact on its ability to benefit from and collect on the accounts receivable.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

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

On February 23, 2011, the Company effected a reverse split of its outstanding common stock on a basis of one for three (1:3), while retaining the current par value of $0.001.  All fractional shares were rounded up to the nearest whole share.

NOTE 8 – SUBSEQENT EVENTS

The Company has evaluated subsequent events through February 15, 2013, the date that the financial statements were available to be issued.

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

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on this evaluation, our management, with the participation of our principal executive officer and principal financial officer, concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the twelve months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Identification of Directors and Executive Officers

Our executive officers and directors and their respective ages, positions and biographical information are set forth below.

Name	Age	Positions Held	Director Since
Kim McReynolds	57	President & Director	October 2007
Ronald McReynolds	51	Vice President & Director	October 2007
Brenda Sundwall	46	Secretary & Director	October 2007

Background and Business Experience

Kim McReynolds - Kim graduated from the University of Utah with a Bachelor of Arts degree in Accounting in 1979, and has 34 years of business experience. He is a member of the Utah Association of Certified Public Accountants and the American Institute of Certified Public Accountants, and has been the managing partner of Mantyla McReynolds, a Salt Lake City accounting firm for the past three years.  Kim is 57 years of age.

Ronald McReynolds - Ron has worked in the Aircraft and Defense manufacturing business for more than 29 years and is currently an owner/founder and Vice President of H&R Precision, which supplies parts to the aircraft and defense industry. Ronald is 51 years of age.

Brenda Sundwall - Prior to joining Guidebook, Brenda worked for 15 years in various sales positions in the electrical industry.  She began her career as an inside sales person and worked her way up to outside sales where she called on customers throughout the mountain west. For the past four years, she has been the general manager for Guidebook.  Brenda is 46 years of age.

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

Compliance with Section 16(a) of the Exchange Act

Our common stock is registered under the Exchange Act, and therefore, the officers, directors and holders of more than 10% of our outstanding shares are subject to the provisions of Section 16(a) which requires them to file with the Securities Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and our other equity securities.  Officers, directors and greater than 10% beneficial owners are required by Securities Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based solely upon review of the copies of such forms furnished to us during the fiscal year ended December 31, 2012, the following reports were filed timely:

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

ITEM 11:  EXECUTIVE COMPENSATION

All Compensation

The following table sets forth the aggregate compensation paid by us for services rendered during the periods indicated:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year or Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total Earnings ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Kim McReynolds, President & Director	2012 2011 2010 2009	$0 $0 $0 $0	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A
Ronald McReynolds, Vice President & Director	2012 2011 2010 2009	$0 $0 $0 $0	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A
Brenda Sundwall, Secretary, Treasurer & Director	2012 2011 2010 2009	$25,970 $25,970 $25,970 $25,970	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	N/A N/A N/A N/A	$25,970 $25,970 $25,970 $25,970

Outstanding Equity Awards at Fiscal Year-End

We have no outstanding equity awards or any equity compensation or similar authorized plans.

Compensation of Directors

There are no standard arrangements pursuant to which our directors are compensated for any services provided as director, including services for committee participation or for special assignments. Our directors received no compensation for service as directors for the fiscal years ended December 31, 2012, 2011 or 2010.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

The following table sets forth the ownership by any person known to us to be the beneficial owner of more than five percent (5%) of any of our outstanding voting securities as of February 8, 2013.  Beneficial ownership is determined in accordance with the rules of the Securities Exchange Commission and generally includes voting or investment power with respect to securities.  The persons named in the table below have sole voting power and investment power with respect to all shares of common stock shown as beneficially owned by them.  The percentage of beneficial ownership is based upon 1,600,032 shares of common stock outstanding at that date.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORS INDEPENDENCE

Transactions with Related Persons

Long Term Debt

During July, 2003, we issued promissory notes to executive officers in consideration for cash received of $57,900.  On December 31, 2009, we and the lenders agreed to modify the terms of the notes such that monthly payments are no longer required.  The new repayment terms require that all unpaid principal and accrued interest shall be payable in full on December 31, 2015.  The notes accrue interest at 6% per annum.  As of December 31, 2012, the principal amount due to the stockholders/officers was $82,827.  Accrued interest at December 31, 2012 was $9,774.  Payments may be made earlier than due, without any penalties.

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

We also paid fees of $0, and $0 to Kim McReynolds’ company during 2012 and 2011, respectively for clerical and accounting services performed.

Transactions with Promoters and Control Persons

There have been no transactions, since the beginning of our last fiscal year, nor are there any currently proposed transactions, in which we were or are to be a participant in which the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Parents of the Issuer

None; not applicable.

Director Independence

We do not have any independent directors serving on our Board of Directors.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by our principal accountants during the fiscal years ended December 31, 2012, and 2011:

Fee Category	2012	2011
Audit Fees	$14,500	$14,144
Audit-related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$14,500	$14,144

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

PART IV

ITEM 15:  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)    Financial Statements.  See the audited financial statements for the fiscal years ended December 31, 2012, and 2009, contained in Part II, Item 8, above, which are incorporated herein by this reference.

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

GUIDE HOLDINGS, INC.

Date:	February 15, 2013	By:	/s/Kim McReynolds
Kim McReynolds
President and Director
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

GUIDE HOLDINGS, INC.

Date:	February 15, 2013	By:	/s/Kim McReynolds
Kim McReynolds
President and Director
Principal Executive Officer

Date:	February 15, 2013	By:	/s/Brenda Sundwall
Brenda Sundwall
Secretary, Treasurer and Director
Principal Financial Officer