Form 10-Q
period 2013-03-31
GUIDE HOLDINGS INC
filed 2013-04-24
CIK 1426011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date:

The number of shares outstanding of each of the Registrant’s classes of common equity, as of the latest practicable date:

Class	Outstanding as of April 8, 2013
Common Capital Voting Stock, $0.001 par value per share	1,600,032 shares

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

PART I - FINANCIAL STATEMENTS

Item 1. Financial Statements

March 31, 2013
C O N T E N T S

Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statements of Cash Flows	5
Notes to Unaudited Condensed Financial Statements	6

GUIDE HOLDINGS, INC.
Condensed Balance Sheets
March 31, 2013 and December 31, 2012

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)
Current Assets:
Cash	$3,143	$2,677
Accounts Receivable	7,797	6,425
(net of allowance for doubtful accounts of $10,886 and $8,362)
Inventory	4,233	8,802
Total Current Assets	15,173	17,904
Equipment	1,545	1,545
Accumulated Depreciation	(1,545)	(1,545)
Net Equipment	-	-
TOTAL ASSETS	$15,173	$17,904

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts Payable	$11,454	$11,152
Accrued Expenses - Related Party	11,165	11,033
Total Current Liabilities	22,619	22,185

Long-Term Liabilities:
Notes Payable - Related Party	89,764	82,827
Total Liabilities	112,383	105,012

Stockholders' Equity (Deficit):
Preferred Stock at $0.001 par value; authorized 10,000,000 shares;
0 and 0 shares issued and outstanding, respectively	-	-
Common Stock at $0.001 par value; authorized 90,000,000 shares; 1,600,032
and 1,600,032 shares issued and outstanding, respectively	1,600	1,600
Additional Paid-In Capital	38,746	38,347
Retained Deficit	(137,556)	(127,055)
Total Stockholders' Equity (Deficit)	(97,210)	(87,108)
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)	$15,173	$17,904

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Operations
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

	2013	2012

Revenue, net of discounts of $65 and $1,347	$12,115	$13,216
Cost of Sales	6,962	9,136
Gross Profit	5,153	4,080

Costs & Expenses:
Selling & Administrative	14,262	14,524
Operating Loss	(9,109)	(10,444)
Ordinary Loss	(9,109)	(10,444)
Other Expense	(1,391)	(958)
Net Loss before provision for income taxes	(10,500)	(11,402)
Provision for income taxes	-	-
Net Loss	$(10,500)	$(11,402)

Loss per share basic and diluted	$(0.01)	$(0.01)
Weighted average number of common shares outstanding basic and diluted	1,600,032	1,600,032

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2013 and 2012
(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES	2013	2012

Net Loss	$(10,500)	$(11,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Contributed Services - Shareholder/Officer	400	400
(Increase) in Accounts Receivable	(1,372)	(648)
(Increase) in Inventory	4,569	277
Increase in Accounts Payable and Accrued Expenses	434	2,669
Net Cash (Used in) Provided by Operating Activities	(6,469)	(8,704)

CASH FLOWS FROM INVESTING ACTIVITIES
Net Cash Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from shareholders	6,935	10,444
Net Cash (Used) Provided by Financing Activities	6,935	10,444

INCREASE/ (DECREASE) IN CASH:	466	1,740

CASH AT BEGINNING OF PERIOD	2,677	1,834
CASH AT END OF PERIOD	$3,143	$3,574

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

GUIDE HOLDINGS, INC.
Notes to the Condensed Financial Statements
March 31, 2013

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2012 audited financial statements.  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

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

NOTE 4 – LIQUIDITY AND CAPITAL REQUIREMENTS

At quarter end, there was $3,143 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $137,556 and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

NOTE 5 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 23, 2013, the date that the financial statements were available to be issued.

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

Plan of Operations

Our primary focus for 2013-2014 is the increased distribution of our existing “do-it-yourself” manuals by updating and contacting big box retailers and increasing the impact of our digital manuals, primarily via the Internet, though this has been difficult during the current economy.

Results of Operations

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue for the three month period ended March 31, 2013, and 2012, was $12,115 and $13,216, respectively, a decrease of $1,101.  Revenue has been eroded due to adverse economic conditions and the general public’s access to the Internet which has information similar to that contained in our books.  The Company is working to maintain the current customer base and to attract new customers.

Net loss for the three month period ended March 31, 2013, and 2012, was $10,500 and $11,402, respectively.   Gross profit for the three month period ended March 31, 2013, and 2012, was $5,153 and $4,080, respectively.  Selling, general and administrative expenses for the three month period ended March 31, 2013, were $14,262 compared to $14,524 for the three month period ended March 31, 2012.

Liquidity and Capital Requirements

At quarter end, there was $3,143 cash or cash equivalents on hand. Additional funds will be required for us to remain in business. Such funds may be advanced to us by our President, Kim McReynolds, as loans to us. There is no obligation for Mr. McReynolds to advance any such funds, and our inability to satisfy our cash requirements could substantially curtail our current and intended business operations.

The Company has accumulated operating losses of $137,556 and has had negative cash flows from operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty. Currently, management’s plans include improving marketing results to increase sales.  The Company will require additional financing to continue operations.

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

GUIDE HOLDINGS, INC.
(Issuer)

Date:	April 24, 2013	By:	/s/ Kim McReynolds
Kim McReynolds, President and Director

Date:	April 24, 2013	By:	/s/ Brenda Sundwall
Brenda Sundwall, Secretary, Treasurer and Director