Form 10-Q
period 2013-06-30
TALON REAL ESTATE HOLDING CORP.
filed 2013-08-14
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-34702

TALON REAL ESTATE HOLDING CORP.

(Exact Name of Registrant as Specified in its Charter)

Utah	26-1771717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5500 Wayzata Boulevard, Suite 1070, Minneapolis, MN 55416

(Address of Principal Executive Offices, Including Zip Code)

(612) 604-4600

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☐     No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at August 13, 2013 was 18,336,032 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Current Report on Form 8-K dated June 7, 2013 as filed with the Securities and Exchange Commission on that date.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

Talon Real Estate Holdings Corp.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Land	$250,000	$250,000
Land improvements	140,000	140,000
Building & improvements	3,555,753	3,555,753
Equipment	8,014	-
Total property and equipment	3,953,767	3,945,753
Less : accumulated depreciation	(1,731,001)	(1,617,248)
Net property & equipment	2,222,766	2,328,505

Cash	18,166	66,732
Deposits	6,091	-
Rents receivable, net of allowance for doubtful accounts of $5,000 in 2013 and 2012	7,000	333
Deferred rent	55,474	73,433
Restricted escrows & reserves	181,245	153,976
Prepaid insurance	20,308	5,999
Deferred financing costs, net	50,639	57,390
Deferred leasing costs, net	4,556	6,521
TOTAL ASSETS	$2,566,245	$2,692,889

LIABILITIES
Notes payable	$4,521,137	$4,558,216
Accounts payable	382,869	35,598
Other accrued expenses	17,560	28,660
Tenant security deposits	35,136	35,136
Prepaid rent	8,736	6,320
Accrued interest	49,687	100,150
Total Liabilities	5,015,125	4,764,080

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

SHAREHOLDERS' EQUITY (DEFICIT)
Subscription receivable	-	(30,000)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding at 2013 and 2012	-	-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 18,336,032 and 17,961,032 issued and outstanding as of June 30, 2013 and December 31, 2012, respectively.	18,336	17,961
Retained deficit	(1,295,190)	(1,018,145)
Total Talon Real Estate Holding Corp. shareholders' equity (deficit)	(1,276,854)	(1,030,184)
Noncontrolling interests - consolidated real estate entities	(1,172,025)	(1,041,007)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,448,880)	(2,071,191)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$2,566,245	$2,692,889

See accompanying notes to financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2013	2012	2013	2012
OPERATING REVENUES
Rent	$81,357	$92,205	$173,459	$205,597
Operating expense reimbursement	34,300	39,700	68,600	81,736
Other income	460	200	550	690
Total Operating Revenue	116,117	132,105	242,609	288,023

OPERATING EXPENSES
General & administrative	78,982	20,255	126,770	45,341
Salary and compensation	113,359	-	139,445	-
Professional fees	274,645	-	360,732	-
Property operating expenses	10,903	14,788	46,926	45,199
Real estate taxes & insurance	46,142	52,456	80,333	84,344
Interest expense	75,058	76,022	148,751	151,457
Total Operating Expenses	599,089	163,521	902,957	326,341

Operating Income (Loss)	(482,972)	(31,416)	(660,348)	(38,318)

DEPRECIATION & AMORTIZATION	61,568	60,910	122,469	121,810

NET INCOME (LOSS) BEFORE INCOME TAXES	(544,540)	(92,326)	(782,817)	(160,128)
Income tax provision (benefit)	-	-	-	-
Net loss attributable to noncontrolling interests - consolidated real estate entities	(56,180)	(47,086)	(118,562)	(81,666)

NET INCOME (LOSS) ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	(488,360)	(45,240)	(664,255)	(78,462)
Income (loss) per common share basic and diluted	$(0.03)	$(0.00)	$(0.04)	$(0.00)

See accompanying notes to financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months	For the Six Months
	Ended June 30,	Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(782,817)	$(160,128)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	122,469	121,810
Stock-based compensation expense	36,000	-

Changes in operating assets and liabilities:
Rents receivable	(6,667)	(848)
Deferred rents receivable	17,959	4,308
Deposits	(6,091)	-
Prepaid insurance	(14,309)	-
Accounts payable	347,271	11,553
Accrued expenses	(11,100)	(13,710)
Accrued interest expense	(50,463)	(24,917)
Leasing commissions paid	-	(4,200)
Prepaid rent	2,416	10,980
Net cash flows from operating activities	(345,332)	(55,152)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(8,014)	-
Deposits to restricted escrows and reserves	(85,560)	(82,259)
Payments from restricted escrows and reserves	58,291	84,358
Net cash flows from investing activities	(35,283)	2,099

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(37,079)	(34,340)
Contributions from members	369,128	166,947
Distributions paid	-	(27,488)
Increase or (decrease) in checks issued in excess of bank balances	-	(46,712)
Net cash flows from financing activities	332,049	58,407

Net Change in Cash	(48,566)	5,354

CASH - BEGINNING OF PERIOD	66,732	-

CASH - END OF PERIOD	$18,166	$5,354

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages	199,214	176,374

See accompanying notes to financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization

We were incorporated as Guide Holdings, Inc. (“Guide”) in the State of Utah on November 1, 2007, for the sole purpose of becoming the holding company of Guidebook, which converted from a Utah limited liability company to a Utah corporation on November 1, 2007.  Guidebook was organized in the State of Utah as a limited liability company on June 16, 2003.  Guide focused on providing “do-it-yourself” instructional manuals for residential electrical, plumbing, and remodeling applications.

On June 7, 2013, we entered into a series of transactions (collectively, the “Formation Transactions”) that changed our business organization. On June 7, 2013, we changed our name to Talon Real Estate Holding Corp. (“TREHC”) and issued 16,361,000 shares of our common stock for the contributions from the holders of a 49% interest in 5130 Industrial Street, LLC (“5130 LLC”) and all the interest in Talon Real Estate, LLC (“Talon RE”) which holds a purchase agreement to acquire the remaining 51% interest in 5130 LLC. 5130 LLC was incorporated in the state of Minnesota on November 23, 2005 to purchase real estate. Talon RE was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties and preparing the Formation Transactions.  On June 3, 2013, we entered into a limited partnership agreement of Talon OP, L.P. (“Talon OP”), which we refer to as our Operating Partnership. On June 7, 2013 we contributed our interest in 5130 LLC and Talon RE into Talon OP for equivalent general partnership units as part of the Formation Transactions. 5130 LLC owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area.  We acquired such interest in this entity in June 2013 from certain parties, including the MG Kaminski Revocable Trust (“The Kaminski Trust”), the beneficiaries of which are the children of MG Kaminski, our Chief Executive Officer.  The Kaminski Trust owns the remaining 51% interest in the industrial complex.  Talon RE, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement to acquire the remaining interest in the entity from The Kaminski Trust, subject to receiving consent to the transfer from the entity’s lender.  On June 7, 2013, we entered into a stock purchase agreement pursuant to which our company divested ourselves of our historic “do-it-yourself” instruction manual business by selling all the outstanding shares of The Guidebook Company, Inc., a Utah Corporation and wholly owned subsidiary primarily engaged in such business (“Guidebook”).  Guide had 1,600,032 shares of common stock issued and outstanding prior to the Formation Transactions. These shares, along with the shares issued in the Formation Transactions on June 7, 2013, represent the shares issued and outstanding after formation of Talon Real Estate Holding Corp with a combined total of 17,961,032 shares.

Basis of Presentation

TREHC (the “Company”) has prepared the foregoing unaudited financial statements in accordance with GAAP and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners.  Guidebook, which was sold in connection with the Formation Transactions, will cease to be included in our financial statements. The contributions that constitute the Formation Transactions are being accounted for as a reverse acquisition and recapitalization, and Talon OP is considered to be the accounting acquirer. Therefore, the historical presentation of our financial statements in future reporting periods will be that of Talon Real Estate Holding Corp. and its subsidiaries on a consolidated basis including the Operating Partnership with its subsidiaries.  Historical presentation of shareholders’ equity of TREHC was restated for common stock issued in the Formation Transactions and retained earnings of TREHC, formerly Guide, in periods prior to the formation were eliminated.

For additional information, please refer to our audited financial statements and the accompanying notes for the years ended December 31, 2012 and 2011 for 5130 Industrial Street, LLC, included in our Form 8-K dated June 7, 2013, which was the only entity existing in those periods.

NOTE 2 - INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of June 30, 2013, the Company has tenants occupying approximately 97% of the rentable office space.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to use estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates and assumptions include determination of the useful life of property and other long-lived assets, valuation and impairment analysis of property and other long-lived assets, and valuation of the allowance for doubtful accounts. It is at least reasonably possible that these estimates could change in the near term.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

We evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions, contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.  The accompanying consolidated financial statements include the accounts of Talon Real Estate Holding Corp. (“TREHC”) and Talon OP, our Operating Partnership.  Talon OP also consolidates 5130 LLC, an entity in which it has a 49% ownership interest, based on its ability to control the operating and financial decisions of 5130 LLC.  All significant intercompany balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash equivalents.

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $181,245 and $153,976 as of June 30, 2013 and December 31, 2012, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $5,000 as of June 30, 2013 and December 31, 2012.

Revenue Recognition

Rent revenue is recognized on a straight-line basis over the terms of the related lease agreements. Differences between rent income earned and base rent amounts due per the respective lease agreements are credited or charged to deferred rent revenue or deferred rent receivable as applicable.  When the Company enters into lease modifications or extensions with current tenants, the deferred rent at the time of the extension is amortized over the remaining term of the lease, and the revised terms are considered a new lease. All tenants are also required to pay their share of operating expenses. Each tenant is billed monthly using an estimated operating cost adjustment based upon current budgeted operating expenses. An additional billing (or refund) is made in the following year after actual operating expenses are determined.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Leasing Costs and Tenant Allowance

Deferred leasing costs include leasing commissions that are capitalized and are being amortized by the straight-line method over the term of the lease. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in deferred leasing costs and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental revenue. Unamortized costs are charged to expense upon the early termination of the lease.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had accumulated amortization of $40,759 and $38,794 as of June 30, 2013 and December 31, 2012, respectively. The Company had amortization expense of $1,965 in both of the six months ended June 30, 2013, and 2012.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized to amortization expense on a straight-line basis over the financing term. The Company had accumulated amortization of $84,398 and $77,646 as of June 30, 2013, and December 31, 2012, respectively. The Company had amortization expense of $6,752 in both of the six months ended June 30, 2013 and 2012, respectively.

Real Estate Property

Real estate property is stated at cost, net of accumulated depreciation.  Property such as land, building and improvements include cost of acquisitions, development, and construction and tenant allowances and improvements. Depreciation and amortization are provided over estimated useful lives ranging from 10 to 25 years by use of the straight-line method. Maintenance and repairs are expensed as incurred; major improvements are capitalized.

Impairment

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the six months ended June 30, 2013 or 2012.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30 which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carryforwards are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

The Company's policy of accounting for uncertain tax positions is to recognize the tax effects from an uncertain tax position in the financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position. For tax positions meeting the more likely than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized, upon ultimate settlement with the relevant tax authority.  The Company has examined the tax positions taken in its tax returns and determined that there are no uncertain tax positions. As a result, the Company has recorded no uncertain tax liabilities in its consolidated balance sheet.

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2009. The Company is not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, the Company has elected to record the income tax penalties as general and administrative expense and any related interest as interest expense in the Company's consolidated statements of operations.

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $36,000 of compensation expense for the six months ended June 30, 2013.  No stock-based compensation was granted in 2012.

Noncontrolling Interest

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Net Income (Loss) or Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three months ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	18,086,032	17,961,032	18,023,532	17,961,032
Plus potentially dilutive common shares:
Unvested restricted stock	219,545	-	219,545	-
Weighted average common shares outstanding - diluted	18,305,577	17,961,032	18,243,077	17,961,032

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  The historical financials of Talon Real Estate Holding Corp. consisting solely of the surviving operations of 5130 LLC were restated for the recapitalization of TREHC per the Formation Transactions completed on June 7, 2013.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 5 - NOTES PAYABLE

The Company holds two mortgages that are secured by the underlying real estate and mature on April 2017.

Notes payable consist of the following:

	June 30, 2013	December 31, 2012
Mortgage Note A Due in monthly installments of principal and interest of $22,446 with a fixed interest rate of 6.049%, maturing April 8, 2017.	$4,224,224	$4,260,727

Mortgage Note B Due in monthly installments of principal and interest of $3,062 with a fixed interest rate of 12.75%, maturing April 8, 2017.	$296,913	$297,489

Aggregate minimum principal maturities required on notes payable for years ending December 31 are as follows:

2013	$36,947
2014	68,003
2015	72,377
2016	76,212
2017	4,267,598
TOTAL	$4,521,137

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

NOTE 6 - TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from one to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from July 2013 to February 2016. The leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

At June 30, 2013, the Company has the following future minimum rentals on non-cancellable leases:

2013	$132,293
2014	267,244
2015	269,913
2016	34,409
TOTAL	$703,859

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

The Company engages in services with related parties due to common ownership, which are described below.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $8,433 and $17,901 for the six months ended June 30, 2013 and 2012, respectively. In 2012, the company also had an administrative and maintenance agreement with this company with fees totaling $25,678 for the six months ended June 30, 2012.

The Company has a general services and maintenance agreement with Outside Services & Storage LLC,

a related party.  The total cost of these services was $20,912 and $20,973 for the six months ended June 30, 2013 and 2012, respectively.  The Company also has a lease agreement with Outside Services & Storage LLC.  This agreement allows Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates. The Company received lease payments of $0 and $38,200 for the six months ended June 30, 2013 and 2012, respectively. Related party revenue is recognized when received. These transactions adhere to the Company's related party transactions approval policy.

There were no amounts due to or from related parties as of June 30, 2013 and December 31, 2012.

NOTE 8 - CONCENTRATIONS

The Company has two tenants that rent approximately 59% of the total rentable space for the six months ended June 30, 2013 and 2012, respectively. One of these tenants is Outside Services & Storage LLC, a related party that rents 24% of the rentable space. No rents were received in 2013 and $38,200 was collected for the six months ended June 30, 2012 from the related party.  The largest tenant rents 35% of the rentable space.  The Company had one unrelated tenant who accounted for all of the total outstanding receivable balance as of June 30, 2013 and December 31, 2012.

NOTE 9 - RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The balances in these restricted escrows and reserve accounts are as follows:

	June 30, 2013	December 31, 2012
Real estate tax escrow	$67,013	$59,591
Replacement reserve escrow	82,520	73,940
Property insurance escrow	31,712	20,445
	$181,245	$153,976

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 11 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments under non-cancellable operating leases as of June 30, 2013 are $37,335.

The Company is not subject to any material litigation nor to management’s knowledge is any material litigation currently threatened against the Company other than routine litigation, claims and administrative proceedings arising in the ordinary course of business. Management believes that such routine litigation, claims and administrative proceedings will not have a material adverse impact on the Company’s financial position or results of operations.

NOTE 11  INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2013 because it does not anticipate to generate any taxable income for the year.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of June 30, 2013, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no recorded unrecognized tax benefits at the end of the reporting period.

NOTE 12  RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan.  The 2013 Equity Incentive Plan (“the Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors, and consultants. These employee awards vest monthly over 36 months provided the recipient remains an employee or consultant of the Company.  The Non-Employee Director Compensation Plan allows 60,000 shares of restricted common stock to be granted upon election to the board and is included in the Plan. These stock grants vest one-third of the shares on the date of grant, one-third on January 1 of the year following the date of grant, and one-third on January 1 of the second year following the date of grant, provided the recipient remains a member of the board as of the vesting date.  As of June 30, 2013, the Company granted 195,000 shares to employees and 180,000 shares to Directors under the Plan.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013 and for the Three and Six Months Ended

June 30, 2013 and 2012

(Unaudited)

NOTE 12  RESTRICTED STOCK (continued)

The following table sets forth a summary of restricted stock for the six months ended June 30, 2013:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2013	-	$0.60
Granted	375,000	0.60
Vested	(60,000)	0.60
Forfeited	-	0.60
Granted and not vested, June 30, 2013	315,000	$0.60

As of June 30, 2013, there was $189,000 of total unrecognized compensation expense related to the outstanding restricted stock which is expected to be recognized over a weighted average period of 29 months.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2013	1,500,000
Granted	(375,000)
Forfeited	-
Authorized but not granted or issued, June 30, 2013	1,125,000

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Current Report on Form 8-K dated June 7, 2013 and elsewhere in this report.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in significant metropolitan areas in the central and southwestern United States. We currently own a 49% interest in an entity that owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender. As of June 7, 2013, the property owned by this entity was 97% leased, of which approximately 24% is leased to a related party.

We plan to aggressively pursue additional properties for our portfolio. We initially plan to target properties between 10,000 and 500,000 square feet located in the area bounded by Minnesota and Texas to the north and south, and by Denver and Chicago to the east and west, although we will consider properties outside this target area if we identify attractive opportunities. We believe these markets are currently underserved in financing and market options for which we can provide advantageous solutions.

We plan to invest in both core income-producing properties requiring relatively small improvements or enhancements and value-added properties that will require more significant investments of capital or management attention (including, but not limited to, leasing vacant space or extending expiring leases) that we expect to provide current income as well as the increased potential for higher long-term value to our company. Our long-term plan is to invest in value-added properties while maintaining a significant part of our portfolio in core properties. Our investment allocation between these  two types of properties may significantly fluctuate in the short term as we seek the best opportunities.

Formation Transactions

On June 7, 2013, we entered into:

•

a subscription agreement with Talon OP, L.P., a Minnesota limited partnership (“Talon OP”), pursuant to which our company acquired 1,600,032 general partnership interests of Talon OP in exchange for $1.00,

•

a contribution agreement with the holders of a 49% interest in 5130 Industrial Street, LLC (“5130 LLC”), the owner of an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area, pursuant to which our company acquired such interest in exchange for an aggregate of 2,710,190 shares of our common stock,

•

a contribution agreement with the members of Talon Real Estate, LLC, a Minnesota limited liability company (“Talon RE”), which holds a purchase agreement to acquire the controlling interest in 5130 LLC, pursuant to which our company acquired all of the interests of Talon RE in exchange for an aggregate of 13,650,810 shares of our common stock,

•

a contribution agreement with Talon OP pursuant to which our company contributed all our interests in 5130 LLC to Talon OP in exchange for 2,710,190 general partnership interests of Talon OP, and

•

a contribution agreement with Talon OP pursuant to which our company contributed all our interests in Talon RE to Talon OP in exchange for 13,650,810 general partnership interests of Talon OP (collectively, the “Formation Transactions”).

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

On June 7, 2013, prior to the Formation Transactions, Matthew G. Kaminski (“MG Kaminski”), entered into a subscription agreement with Talon OP pursuant to which MG Kaminski acquired one limited partnership interest of Talon OP in exchange for $0.01.

Following the Formation Transactions, our company is the sole general partner of  Talon OP, which holds substantially all our assets and through which we conduct our operations. The contributions that constitute the Formation Transactions are being accounted for as a reverse acquisition and recapitalization, and Talon OP is considered to be the accounting acquirer.

Talon OP Limited Partnership Agreement

On June 3, 2013, we entered into that certain limited partnership agreement of Talon OP, which we refer to as our Operating Partnership. We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, which are described more fully our Current Report on Form 8-K dated June 7, 2013. A description of the limited partnership agreement is provided therein under “Description of the Partnership Agreement of Our Operating Partnership.”  This description of the limited partnership agreement does not purport to be complete and is qualified in its entirety by reference to the limited partnership agreement, which is attached as Exhibit 10.9 to our Current Report on Form 8-K dated June 7, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of the historical financial condition and results of our operations are based upon our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.

Investment in Real Estate

Investment in real estate is carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, and construction and tenant allowances and improvements. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible asset and identifiable intangibles based on their relative fair values. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market economic conditions.

Depreciation is provided using the straight-line method over the estimated useful life of the assets for building, improvements and furniture and fixtures and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Building	25 years
Building Improvements	15 years
Tenant Improvements	1-10 years
Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Principles of Consolidation

We evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions, contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.  The accompanying consolidated financial statements include the accounts of Talon Real Estate Holding Corp. (“TREHC”) and Talon OP, our Operating Partnership.  Talon OP also consolidates 5130 LLC, an entity in which it has a 49% ownership interest, based on its ability to control the operating and financial decisions of 5130 LLC.  All significant intercompany balances have been eliminated in consolidation.

Noncontrolling Interest

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Revenue Recognition

Base rental income is recognized on a straight-line basis over the terms of the related leases, inclusive of leases which provide for scheduled rent increases or rent concessions. Differences between rental income earned and amounts due according to the respective lease agreements are credited or charged to deferred rent receivable, as applicable.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are recognized as revenue in the period the applicable expenses are incurred. The reimbursements are recognized and presented gross, as we are generally the primary obligor with respect to purchasing goods and services from third-party suppliers, have discretion in selecting the supplier and bear the associated credit risk. Recoveries are billed monthly using estimated operating costs and an additional billing or a refund is made to tenants in the following year after actual operating expenses are determined.

Impairment of Long-Lived Assets

We assess the carrying value of investment property and related intangibles, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with GAAP. Impairment losses are recorded on real estate assets held for investment when indicators of impairment are present and the future undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount.

Income Taxes

We intend to elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code and intend to operate as such beginning with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company accounts for income taxes under FASB ASC 740-10-30. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company's policy of accounting for uncertain tax positions is to recognize the tax effects from an uncertain tax position in the financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position.

Accounting Standards Applicable to Emerging Growth Companies

We qualify as an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act, or JOBS Act. Section 102(b)(1) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Results of Operations

Financial and operating results for the three and six months ended June 30, 2013 include significant costs incurred to recapitalize and operate as a public company and costs of new employees and consultants.

Three months ended June 30, 2013 compared to three months ended June 30, 2012

Revenues and Expenses

Rental revenues decreased $10,848, or 11.8%, to $81,357 for the three months ended June 30, 2013 compared to $92,205 for the same period of the prior year. The decrease in rental revenues is attributable to a reduction in the rent paid by a related party.

Expense reimbursements decreased $5,400, or 13.6%, to $34,300 for the three months ended June 30, 2013 compared to $39,700 for the same period of the prior year. The decrease in expense reimbursements is attributable to a reduction in the expense reimbursement paid by a related party.

General and administrative expenses increased $58,727, or 289.9%, to $78,982 for the three months ended June 30, 2013 compared to $20,255 for the same period of the prior year. The increase in general and administrative expenses is attributable to 2013 expenses for executive search services and communication services incurred in forming the real estate holding corporation. We expect our general and administrative expenses will increase in future periods as we seek to acquire additional properties, incur professional fees and expenses associated with being a publicly traded company and develop the infrastructure needed to grow our company and operate as a publicly traded company.

Salary and compensation expenses increased $113,359 for the three months ended June 30, 2013 compared to $0 for the same period of the prior year. These expenses were incurred in the formation of the real estate holding corporation whereas in the previous year, the Company, whose operations consisted solely of 5130 LLC in 2012, paid management fees to a related party and did not have any employees.

Professional fees increased $274,645 for the three months ended June 30, 2013 compared to $0 for the same period of the prior year. These expenses were incurred in the formation of the real estate holding corporation.

Property operating expenses decreased $3,885 or 26.3%, to $10,903 for the three months ended June 30, 2013 compared to $14,788 for the same period of the prior year. The decrease in property operating expenses is attributable to a reduction in the cost of property maintenance.

Real estate taxes and insurance decreased $6,314 or 12.0% to $46,142 for the three months ended June 30, 2013 compared to $52,456 for the same period of the prior year. The decrease is primarily attributable to a reduction in the real estate taxes for the property.

Interest expense decreased $964, or 1.3%, to $75,058 for the three months ended June 30, 2013 compared to $76,022 for the same period of the prior year. The decrease in interest expense is attributable to principal reduction of long-term debt.

We expect our revenues, expense reimbursements and each category of expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business. In 2013 and 2012, rents collected from related parties that represented 24% of the lease space were below market rental rates. Management currently has this space marketed for lease and expects to increase the investment’s cash flow upon leasing this space.

Six months ended June 30, 2013 compared to six months ended June 30, 2012

Revenues and Expenses

Rental revenues decreased $32,138 or 15.6%, to $173,459 for the six months ended June 30, 2013 compared to $205,597 for the same period of the prior year. The decrease in rental revenues is attributable to a reduction in the rent paid by a related party.

Expense reimbursements decreased $13,136, or 16.1%, to $68,600 for the six months ended June 30, 2013 compared to $81,736 for the same period of the prior year. The decrease in expense reimbursements is attributable to a reduction in the expense reimbursement paid by a related party.

 General and administrative expenses increased $81,429, or 179.6%, to $126,770 for the six months ended June 30, 2013 compared to $45,341 for the same period of the prior year. The increase in general and administrative expenses is attributable to 2013 expenses for executive search services and communication services incurred in forming the real estate holding corporation. We expect our general and administrative expenses will increase in future periods as a percentage of revenues as we seek to acquire additional properties, incur professional fees and expenses associated with being a publicly traded company and develop the infrastructure needed to grow our company and operate as a publicly traded company.

Salary and compensation expenses increased $139,445 for the six months ended June 30, 2013 compared to $0 for the same period of the prior year. These expenses were incurred in the formation of the real estate holding corporation whereas in the previous year, the Company, whose operations came solely from 5130 LLC in 2012, paid management fees to a related party and did not have any employees.

Professional fees increased $360,732 for the six months ended June 30, 2013 compared to $0 for the same period of the prior year. These expenses were a result of the formation of the real estate holding corporation.

Property operating expenses increased $1,727, or 3.7%, to $46,926 for the six months ended June 30, 2013 compared to $45,199 for the same period of the prior year. The increase in property operating expenses is attributable to an increase in the cost of property maintenance.

Real estate taxes and insurance decreased $4,011 or 4.8% to $80,333 for the six months ended June 30, 2013 compared to $84,344 for the same period of the prior year. The decrease is primarily attributable to a reduction in the real estate taxes for the property.

Interest expense decreased $2,706, or 1.8%, to $148,751 for the six months ended June 30, 2013 compared to $151,457 for the same period of the prior year. The decrease in interest expense is attributable to a principal reduction of long-term debt.

We expect our revenues, expense reimbursements and each category of expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business. In 2013 and 2012, rents collected from related parties that represented 24% of the lease space were below market rental rates. Management currently has this space marketed for lease and expects to increase the investment’s cash flow significantly upon leasing this space.

Funds from Operations and Non-GAAP Reconciliation

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties. We intend to calculate FFO in a manner consistent with the NAREIT definition.

Management intends to use FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. In addition, securities analysts, investors, and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs. There can be no assurance that FFO presented by us is comparable to similarly titled measures of other REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

Below is the calculation of FFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Non-GAAP Pro Forma Financial Measures

In thousands (except per share)	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Net (Loss) Income attributable to TREHC	$(488)	$(45)
Add: Depreciation and Amortization[1]	27	27
Loss (Gain) on Sale or Disposal of Assets	—	—
Funds from Operations available to common stockholders	$(461)	$(18)
Basic and diluted FFO income (loss) per share	(0.03)	(0.00)

In thousands (except per share)	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Net (Loss) Income attributable to TREHC	$(664)	$(78)
Add: Depreciation and Amortization[2]	52	53
Loss (Gain) on Sale or Disposal of Assets	—	—
Funds from Operations available to common stock	$(612)	$(25)
Basic and diluted FFO income (loss) per share	$(0.03)	$(0.00)

___________________________________________

1 Depreciation and amortization includes consolidated depreciation and amortization of $62 and $61 for the three months ended June, 30, 2013 and 2012, respectively, adjusted downward by $31 for noncontrolling interest in real estate and $3 for amortization of financing costs in both 2013 and 2012, and $1 for depreciation of non-real estate property in 2013.

2 Depreciation and amortization includes consolidated depreciation and amortization of $122 for the six months ended June 30, 2013 and 2012 adjusted downward by $62 for noncontrolling interest in real estate and $7 for amortization of financing costs in both 2013 and 2012 and $1 for depreciation of non-real estate property in 2013.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013.

Our short-term liquidity requirements consist primarily of funds needed to needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties, including:

•

interest expense and scheduled principal payments on outstanding indebtedness,

•

general and administrative expenses,

•

future distributions expected to be paid to our shareholders and limited partners of the Operating Partnership, and

•

anticipated and unanticipated capital expenditures.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, non-recurring capital expenditures that need to be made periodically and continued expansion of our business through acquisitions. There are no present plans for material capital expenditures to improve, renovate or develop our current properties. Although we plan to aggressively pursue acquisitions to grow our business, we are not a party to any agreement to purchase any additional properties (other than the remaining 51% interest in 5130 LLC) and there is no assurance that we will be able to acquire additional properties in the future or obtain the necessary financing to acquire such properties.

As of June 30, 2013, we had cash of $18,166.  We expect that the income generated from current operations alone will not be sufficient to fund our expected operations and continuing opportunities.  Since our available cash and cash flows from operations may not provide us with adequate liquidity for the foreseeable future, we expect to undertake future debt or equity financings this year.

In the future, we may use a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financings (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, and other costs.  Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management.  There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan, with an original balance of $4.45 million, and the B loan, with an original balance of $300,000, with fixed interest rates of 6.049% per annum and 12.75% per annum, respectively, and a current weighted average loan rate of 6.489% on a combined balance of approximately $4.5 million. The loans mature on April 8, 2017 and can be accelerated in certain circumstances, including if there is an event of default under the loan agreement.

Off Balance Sheet Arrangements

At June 30, 2013, we did not have any off-balance sheet arrangements.

Inflation

As of June 30, 2013, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the first six months of 2013, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of June 30, 2013, all of our outstanding debt had a fixed rate.  We therefore do not have any material risk to interest rate fluctuations unless we increase our debt in the future.

We may become exposed to the effects of interest rate changes as a result of floating rate debt used to maintain liquidity and fund expansion of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to manage overall borrowing.

Foreign Currency Exchange Risk

Our results of operations and cash flows are not materially affected by fluctuations in foreign currency exchange rates.

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

Prior to the acquisition of 5130 LLC, the books and records of 5130 LLC were recorded and maintained on a tax-basis accounting methodology.  In conjunction with the audit of 5130 LLC, material accounting adjustments were proposed and recorded to prepare the financial statements of 5130 LLC for the fiscal years ended December 31, 2012 and 2011 in conformity with GAAP. Our auditors identified a material weakness in the internal controls resulting from these adjustments.  In response, our company hired Eun Stowell as our Chief Financial Officer in June 2013 and has adopted and implemented GAAP accounting policies and procedures as part of our internal controls system. We have instituted and expect to maintain appropriate and adequate controls for preparing financial statements in accordance with GAAP with oversight by the audit committee of our board of directors.  Other than these changes, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

We are not currently subject to any material legal proceedings.  From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities.  Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.  We believe that we have obtained adequate insurance coverage or rights to indemnification in connection with potential legal proceedings that may arise.

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Current Report on Form 8-K dated June 7, 2013 as filed with the Securities and Exchange Commission on June 7, 2013.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.*

Item 3.

Defaults Upon Senior Securities

Not Applicable.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

Other Information

Not Applicable.

Item 6.

Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

__________________________

* To be revised if we do a private placement prior to quarter end or filing date.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2013	TALON REAL ESTATE HOLDING CORP.

/s/ Eun Stowell
Eun Stowell
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))

3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101†	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

_________________________

†Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.