Form 10-Q
period 2013-09-30
TALON REAL ESTATE HOLDING CORP.
filed 2013-11-14
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at November 14, 2013 was 15,662,222 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

Talon Real Estate Holdings Corp.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Land	$250,000	$250,000
Land improvements	140,000	140,000
Building & improvements	3,449,040	3,555,753
Equipment	28,864	-
Total property and equipment	3,867,904	3,945,753
Less : accumulated depreciation	(1,702,817)	(1,617,248)
Net property & equipment	2,165,087	2,328,505

Cash	79,178	66,732
Deposits	6,091	-
Rents receivable, net of allowance for doubtful accounts of $5,000 as of September 30, 2013 and December 31, 2012	9,475	333
Deferred rent	37,843	73,433
Restricted escrows & reserves	238,725	153,976
Prepaid insurance	22,707	5,999
Deferred financing costs, net	45,639	57,390
Deferred leasing costs, net	-	6,521
TOTAL ASSETS	$2,604,745	$2,692,889

LIABILITIES
Notes payable	$4,500,806	$4,558,216
Accounts payable	400,576	35,598
Other accrued expenses	98,880	28,660
Tenant security deposits	30,328	35,136
Prepaid rent	-	6,320
Accrued interest	24,400	100,150
Total Liabilities	5,054,990	4,764,080

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

SHAREHOLDERS' EQUITY (DEFICIT)
Subscription receivable	$-	$(30,000)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of September 30, 2013 and December 31, 2012	-	-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 15,662,222 issued and outstanding as of September 30, 2013 and 15,140,222 as of December 31, 2012	15,662	15,140
Additional paid in capital	318,975	-
Membership interest	(786,557)	(1,015,324)
Retained deficit	(842,451)	-
Total Talon Real Estate Holding Corp. shareholders' equity (deficit)	(1,294,371)	(1,030,184)
Noncontrolling interests - consolidated real estate entities	(1,155,874)	(1,041,007)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,450,245)	(2,071,191)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$2,604,745	$2,692,889

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
REVENUE
Rent	$161,972	$93,574	$335,431	$299,171
Tenant reimbursement	32,875	34,300	101,475	116,036
Other income	5,498	660	6,048	1,350
Total Revenue	200,345	128,534	442,954	416,557

EXPENSES
General & administrative	23,286	9,349	147,988	54,690
Salary and compensation	144,406	-	283,851	-
Professional	125,525	-	496,758	-
Property operating expenses	6,673	15,466	45,166	60,665
Real estate taxes & insurance	26,975	31,888	107,308	116,233
Depreciation and amortization	83,553	60,910	206,022	182,720
Total Expenses	410,418	117,613	1,287,093	414,308

Operating Income (Loss)	(210,073)	10,921	(844,139)	2,249

Interest expense	(74,790)	(75,792)	(223,541)	(227,249)

NET INCOME (LOSS)	(284,863)	(64,871)	(1,067,680)	(225,000)

Net loss attributable to noncontrolling interests - consolidated real estate entities	(1,660)	(33,084)	(114,867)	(114,750)

NET INCOME (LOSS) ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	(283,203)	(31,787)	(952,813)	(110,250)

Income (loss) per common share basic and diluted	$(0.02)	$(0.00)	$(0.06)	$(0.01)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months	For the Nine Months
	Ended September 30,	Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,067,680)	$(225,000)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	206,022	182,720
Stock-based compensation expense	41,998	-
Services received for shares issued	50,000
Changes in operating assets and liabilities:
Rents receivable	(9,143)	(6,448)
Deferred rents receivable	35,590	6,462
Deposits	(6,091)	-
Tenant security deposits	(4,808)	-
Prepaid insurance	(16,708)	-
Prepaid real estate taxes	-	(31,888)
Accounts payable	369,511	93,060
Accrued expenses	70,220	(13,710)
Accrued interest expense	(75,750)	(24,917)
Leasing commissions paid	-	(4,200)
Prepaid rent	(6,320)	-
Net cash flows from operating activities	(413,159)	(23,921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(28,864)	-
Deposits to restricted escrows and reserves	(143,040)	(123,389)
Payments from restricted escrows and reserves	58,291	148,135
Net cash flows from investing activities	(113,613)	24,746

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(57,410)	(48,854)
Contributions from members	319,128	186,746
Sale of common stock	277,500
Distributions paid	-	(91,138)
Increase or (decrease) in checks issued in excess of bank balances	-	(46,712)
Net cash flows from financing activities	539,218	42

Net Change in Cash	12,446	867

CASH - BEGINNING OF PERIOD	66,732	-

CASH - END OF PERIOD	$79,178	$867

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

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

On June 7, 2013, we entered into a series of transactions (collectively, the “Formation Transactions”) that changed our business organization. On June 7, 2013, we changed our name to Talon Real Estate Holding Corp. (“TREHC”) and issued 13,540,190 shares of our common stock for the contributions from the holders of a 49% interest in 5130 Industrial Street, LLC (“5130 LLC”) and all the interest in Talon Real Estate, LLC (“Talon RE”) which holds a purchase agreement to acquire the remaining 51% interest in 5130 LLC, for 2,820,810 shares. 5130 LLC was incorporated in the state of Delaware on November 23, 2005 to purchase real estate. Talon RE was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties and preparing the Formation Transactions.  On June 3, 2013, we entered into a limited partnership agreement of Talon OP, L.P. (“Talon OP”), which we refer to as our Operating Partnership. On June 7, 2013 we contributed our interest in 5130 LLC and Talon RE into Talon OP for equivalent general partnership units as part of the Formation Transactions. 5130 LLC owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area.  We acquired such interest in this entity in June 2013 from certain parties, including the MG Kaminski Revocable Trust (“The Kaminski Trust”), the beneficiaries of which are the children of MG Kaminski, our Chief Executive Officer.  The Kaminski Trust owns the remaining 51% interest in the industrial complex.  Talon RE, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement to acquire the remaining interest in the entity from The Kaminski Trust, subject to receiving consent to the transfer from the entity’s lender.  On June 7, 2013, we entered into a stock purchase agreement pursuant to which our company divested ourselves of our historic “do-it-yourself” instruction manual business by selling all the outstanding shares of The Guidebook Company, Inc., a Utah Corporation and wholly owned subsidiary primarily engaged in such business (“Guidebook”).  Guide had 1,600,032 shares of common stock issued and outstanding prior to the Formation Transactions. These shares, along with the shares issued in the Formation Transactions on June 7, 2013, represent the shares issued and outstanding immediately after formation of Talon Real Estate Holding Corp with a combined total of 15,140,222 shares.

Basis of Presentation

TREHC (the “Company”) has prepared the foregoing unaudited financial statements in accordance with U.S. generally accepted accounting principals (“GAAP”), and the requirements of the SEC with respect to interim reporting. As permitted under these rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted. The interim consolidated financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners.  Guidebook, which was sold in connection with the Formation Transactions, will cease to be included in our financial statements. The contributions that constitute the Formation Transactions are being accounted for as a reverse acquisition and recapitalization, and Talon OP is considered to be the accounting acquirer. Therefore, the historical presentation of our financial statements for periods prior to the Formation Transactions will be that of Talon Real Estate Holding Corp. and its subsidiaries on a consolidated basis including the Operating Partnership with its subsidiaries.  Historical presentation of shareholders’ equity of TREHC was restated for common stock issued in the Formation Transactions and retained earnings of TREHC, formerly Guide, in periods prior to the formation were eliminated.

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

NOTE 2 - INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of September 30, 2013, the Company has tenants occupying approximately 66% of the rentable space.  The remaining 34% of rentable space recently became available in the third quarter of 2013 and is being marketed for lease.

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

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $238,725 and $153,976 as of September 30, 2013 and December 31, 2012, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $5,000 as of September 30, 2013 and December 31, 2012.

Revenue Recognition

Base rental income is recognized on a straight-line basis over the terms of the related lease agreement, inclusive of leases which provide for scheduled rent increases or rent concessions. Differences between rent income earned and base rent amounts due per the respective lease agreements are credited or charged to deferred rent revenue or deferred rent receivable as applicable.  When the Company enters into lease modifications or extensions with current tenants, the deferred rent at the time of the extension is amortized over the remaining term of the lease, and the revised terms are considered a new lease.

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are billed monthly based on current year estimated operating costs for applicable expenses.  An additional billing or a refund is made to tenants in the following year after actual operating expenses are determined.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had accumulated amortization of $0 and $38,794 as of September 30, 2013 and December 31, 2012, respectively. The Company had amortization expense of $6,521 and $2,948 for the nine months ended September 30, 2013 and 2012, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized to amortization expense on a straight-line basis over the financing term. The Company had accumulated amortization of $84,865 and $77,646 as of September 30, 2013, and December 31, 2012, respectively. The Company had amortization expense of $7,219 and $10,128 for the nine months ending September 30, 2013 and 2012, respectively.

Real Estate Property and Fixed Assets

Investment in real estate and fixed assets with a useful life of longer than one year are carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, and construction and tenant allowances and improvements. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible asset and identifiable intangibles based on their relative fair values.

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Building	25 years
Building Improvements	15 years
Tenant Improvements	1-10 years
Equipment	3 years

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the nine months ended September 30, 2013 or 2012.

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $41,998 of compensation expense for the nine months ended September 30, 2013.  No stock-based compensation was granted in 2012.

The Company has also issued common stock in exchange for goods or services of non-employees.  These shares are are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company received professional services in exchange for membership units that were valued at $50,000 during the nine months ended September 30, 2013. These membership units were contributed to the Company in exchange for shares of common stock as part of the Formation Transactions.  No stock-based compensation was granted in 2012.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three months ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average common shares outstanding - basic	15,354,886	15,140,222	15,218,443	15,140,222
Plus potentially dilutive common shares:
Unvested restricted stock	117,203	-	104,110	-
Contingent shares (note 10)	-	-	-	-
Weighted average common shares outstanding - diluted	15,472,089	15,140,222	15,322,553	15,140,222

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  The historical financials of Talon Real Estate Holding Corp. consisting solely of the surviving operations of 5130 LLC were restated for the recapitalization of TREHC per the Formation Transactions, as amended, completed on June 7, 2013.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 4 – SUBSEQUENT EVENTS (continued)

On November 13, 2013, we amended a contribution agreement related to our Formation Transactions dated June 7, 2013 to correct the number of shares issued.  At the time of the Formation Transactions, 10,830,000 shares of common stock were issued to the contributors under that agreement, rather than the 13,650,810 shares of common stock previously reported as part of our outstanding shares.  Because the amended contribution agreement was part of the Formation Transactions completed on June 7, 2013, the previously reported effect of the recapitalization of equity on prior periods was revised to reflect a total of 15,140,222 outstanding as of December 31, 2012 rather than the previously reported amount of 17,961,032 shares.  The impact of the amendment to correct the number of shares issued at the time of our formation was not material to our previously reported earnings per share for the three and six month periods ended June 30, 2013.

NOTE 5 - NOTES PAYABLE

The Company holds two mortgages that are secured by the underlying real estate and mature on April 8, 2017.

Notes payable consist of the following:

	September 30, 2013	December 31, 2012
Mortgage Note A Due in monthly installments of principal and interest of $22,446 with a fixed interest rate of 6.049%, maturing April 8, 2017.	$4,204,089	$4,260,727

Mortgage Note B Due in monthly installments of principal and interest of $3,062 with a fixed interest rate of 12.75%, maturing April 8, 2017.	$296,717	$297,489

Aggregate future minimum principal maturities required on notes payable for years ending December 31 are as follows:

2013	$16,546
2014	68,003
2015	72,377
2016	76,212
2017	4,267,668
TOTAL	$4,500,806

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

NOTE 6 - TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from one to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from May 2014 to February 2016. The leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 6 - TENANT LEASES (continued)

At September 30, 2013, the Company has the following future minimum rentals on non-cancellable leases:

2013	$71,388
2014	245,592
2015	212,790
2016	16,590
TOTAL	$546,360

NOTE 7 - TRANSACTIONS WITH RELATED PARTIES

The Company engages in services with related parties due to common ownership, which are described below.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $8,433 and $25,667 for the nine months ended September 30, 2013 and 2012, respectively. In 2012, the company also had an administrative and maintenance agreement with this company with fees totaling $25,678 for the nine months ended September 30, 2012.

The Company has a general services and maintenance agreement with Outside Services & Storage LLC, a related party, which terminated at the end of May 2013.  The total cost of these services was $20,912 and $26,076 for the nine months ended September 30, 2013 and 2012, respectively.  The Company also had a lease agreement with Outside Services & Storage LLC, which ended on July 31, 2013.  This agreement allowed Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates.  The Company received lease payments of $0 and $39,700 from this related party for the nine months ended September 30, 2013 and 2012, respectively. Related party revenue is recognized when received.

NOTE 8 - CONCENTRATIONS

The Company has two tenants that rent approximately 50% of the total rentable space for the nine months ended September 30, 2013 and 2012, respectively. The largest tenant rents approximately 35% of the rentable space.  The Company had one tenant who accounted for 88% of the total outstanding rents receivable balance as of September 30, 2013 and 100% as of December 31, 2012.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 9 - RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The balances in these restricted escrows and reserve accounts are as follows:

	September 30, 2013	December 31, 2012
Real estate tax escrow	$111,232	$59,591
Replacement reserve escrow	88,240	73,940
Property insurance escrow	39,253	20,445
	$238,725	$153,976

NOTE 10 - COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 8 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments under non-cancellable operating leases as of September 30, 2013 are $27,178.

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

NOTE 11  INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2013 because it projects losses to exceed operating income in 2013.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  As of September 30, 2013, the Company maintains a full valuation allowance for all deferred tax assets.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes.  There were no recorded unrecognized tax benefits at the end of the reporting period.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 12  RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan.  The 2013 Equity Incentive Plan (“the Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors, and consultants. These employee awards vest monthly over 36 months provided the recipient remains an employee or consultant of the Company.  The Non-Employee Director Compensation Plan allows 60,000 shares of restricted common stock to be granted upon election to the board and is included in the Plan. These stock grants vest one-third of the shares on the date of grant, one-third on January 1 of the year following the date of grant, and one-third on January 1 of the second year following the date of grant, provided the recipient remains a member of the board as of the vesting date.  As of September 30, 2013, the Company granted 120,000 shares to employees and 180,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the nine months ended September 30, 2013:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2013	-	$-
Granted	375,000	0.60
Vested	(69,996)	0.60
Forfeited or rescinded	(75,000)	0.60
Granted and not vested, September 30, 2013	230,004	$0.60

As of September 30, 2013, there was $138,002 of total unrecognized compensation expense related to the outstanding restricted stock which is expected to be recognized over a weighted average period of 13 months.  The Company recognized $41,997 of stock-based compensation expense for the nine months ended September 30, 2013.  The Company granted 75,000 shares to employees on June 7, 2013 that were subsequently rescinded before any shares vested and are included in the forfeited amount in the table above.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2013	1,500,000
Granted	(375,000)
Forfeited or rescinded	75,000
Authorized but not granted or issued, September 30, 2013	1,200,000

NOTE 13  LIQUIDITY

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013 and for the Three and Nine Months Ended

September 30, 2013 and 2012

(Unaudited)

NOTE 13  LIQUIDITY (continued)

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

As of September 30, 2013, we had unrestricted cash of $79,178.  We expect that the income generated from current operations alone will not be sufficient to fund our expected operations and continuing opportunities. There are no present plans for material capital expenditures to improve, renovate or develop our current properties.  Although we plan to aggressively pursue acquisitions to grow our business, we are not a party to any agreement to purchase any additional properties (other than the remaining 51% interest in 5130 LLC) and there is no assurance that we will be able to acquire additional properties in the future or obtain the necessary financing to acquire such properties.

Since our available cash and cash flows from operations may not provide us with adequate liquidity for the foreseeable future, we expect to undertake future debt or equity financings this year.  On August 20, 2013, we sold 222,000 shares of common stock in a private placement resulting in gross proceeds of approximately $277,500. A substantial portion of these proceeds were used to satisfy current general operating expenses.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Current Report on Form 8-K dated June 7, 2013.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in significant metropolitan areas in the central and southwestern United States. We currently own a 49% interest in an entity that owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender. As of September 30, 2013, the property owned by this entity was 66% leased. The remaining 34% of rentable space recently became available in the third quarter of 2013 and is being marketed for lease.

We plan to aggressively pursue additional properties for our portfolio. We initially plan to target properties between 10,000 and 500,000 square feet located in the area bounded by Minnesota and Texas to the north and south, and by Illinois and Colorado to the east and west, although we will consider properties outside this target area if we identify attractive opportunities. We believe these markets are currently underserved in financing and market options for which we can provide advantageous solutions.

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

Formation Transactions

On June 7, 2013, we entered into:

•

a subscription agreement with Talon OP, L.P., a Minnesota limited partnership (“Talon OP”), pursuant to which our company acquired 1,600,032 general partnership interests of Talon OP in exchange for $1.00,

•

a contribution agreement with the holders of a 49% interest in 5130 Industrial Street, LLC (“5130 LLC”), the owner of an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area, pursuant to which our company acquired such interest in exchange for an aggregate of 2,710,190 shares of our common stock,

•

a contribution agreement, with the members of Talon Real Estate, LLC, a Minnesota limited liability company (“Talon RE”), which holds a purchase agreement to acquire the controlling interest in 5130 LLC, pursuant to which our company acquired all of the interests of Talon RE in exchange for an aggregate of 10,830,000 shares of our common stock,

•

a contribution agreement with Talon OP pursuant to which our company contributed all our interests in 5130 LLC to Talon OP in exchange for 2,710,190 general partnership interests of Talon OP, and

•

a contribution agreement with Talon OP pursuant to which our company contributed all our interests in Talon RE to Talon OP in exchange for 10,830,000 general partnership interests of Talon OP (collectively, the “Formation Transactions”).

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement, with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

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

Investments in Real Estate and Fixed Assets

Investments in real estate and fixed assets are carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, and construction and tenant allowances and improvements. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible asset and identifiable intangibles based on their relative fair values. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market economic conditions.

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and improvements and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

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

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  The historical presentation of periods prior to the Formation Transactions of Talon Real Estate Holding Corp. consisting solely of the surviving operations of 5130 LLC were restated for the recapitalization of TREHC per the Formation Transactions, completed on June 7, 2013 and as amended on November 13, 2013.

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

Tenant recoveries related to reimbursement of real estate taxes, insurance, repairs and maintenance and other operating expenses are billed monthly based on current year estimated operating costs for applicable expenses.  An additional billing or a refund is made to tenants in the following year after actual operating expenses are determined.

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

Results of Operations

Financial and operating results for the three and nine months ended September 30, 2013 include significant costs incurred to recapitalize and operate as a public company and costs of new employees and consultants.

We expect our revenues, expense reimbursements and each category of expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business and to operate as a publicly traded company.

Three months ended September 30, 2013 compared to three months ended September 30, 2012

Revenues and Expenses

Rental revenues increased $68,398 or 73.1%, to $161,972 for the three months ended September 30, 2013 compared to $93,574 for the same period of the prior year. The increase in rental revenues is attributable to a one time early lease termination payment.

Expense reimbursements decreased $1,425, or 4.2%, to $32,875 for the three months ended September 30, 2013 compared to $34,300 for the same period of the prior year. The decrease in expense reimbursements is attributable to a reduction in the expense reimbursement paid by a related party.

General and administrative expenses increased $13,937 or 149.1%, to $23,286 for the three months ended September 30, 2013 compared to $9,349 for the same period of the prior year. The increase in general and administrative expenses is attributable to expenses incurred to operate as a publicly held real estate holding corporation.

Salary and compensation expenses increased $144,406 for the three months ended September 30, 2013 compared to $0 for the same period of the prior year. These increased expenses were due to us operating as a publicly held real estate holding corporation. In the previous year, our operations consisted solely of 5130 LLC, and we paid management fees to a related party and did not have any employees or directors.

Professional fees increased $125,525 for the three months ended September 30, 2013 compared to $0 for the same period of the prior year. These increased expenses were primarily due to us operating as a public company rather than as a privately held company in the prior year.

Property operating expenses decreased $8,793 or 56.9%, to $6,673 for the three months ended September 30, 2013 compared to $15,466 for the same period of the prior year. The decrease in property operating expenses is attributable to a reduction in the cost of property maintenance.

Real estate taxes and insurance decreased $4,913 or 15.4% to $26,975 for the three months ended September 30, 2013 compared to $31,888 for the same period of the prior year. The decrease is primarily attributable to an over accrual of insurance expense in the first half of 2012.

Interest expense decreased $1,002, or 1.3%, to $74,790 for the three months ended September 30, 2013 compared to $75,792 for the same period of the prior year. The decrease in interest expense is attributable to principal reduction of long-term debt.

Nine months ended September 30, 2013 compared to nine months ended September 30, 2012

Revenues and Expenses

Rental revenues increased $36,260 or 12.1%, to $335,431 for the nine months ended September 30, 2013 compared to $299,171 for the same period of the prior year. The increase in rental revenues is attributable to a one time early lease termination payment.  In 2013 and 2012, rents collected from related parties that represented 24% of the leaseable space were below market rental rates. As of September 30, 2013, management has terminated all related party leases and currently has this space marketed for lease.

Expense reimbursements decreased $14,561, or 12.5%, to $101,475 for the nine months ended September 30, 2013 compared to $116,036 for the same period of the prior year. The decrease in expense reimbursements is attributable to a reduction in the expense reimbursement paid by a related party whose lease terminated in July 2013.

General and administrative expenses increased $93,298, or 170.6% to $147,988 for the nine months ended September 30, 2013 compared to $54,690 for the same period of the prior year. The increase in general and administrative expenses is attributable to expenses incurred in forming and operating as a publicly held real estate holding corporation.

Salary and compensation expenses increased $283,851 for the nine months ended September 30, 2013 compared to $0 for the same period of the prior year. These expenses were incurred in the formation and operation of the real estate holding corporation.  In the previous year, our operations consisted solely of 5130 LLC, and we paid management fees to a related party and did not have any employees or directors.

Professional fees increased $496,758 for the nine months ended September 30, 2013 compared to $0 for the same period of the prior year. These expenses were a result of the formation and operation of the real estate holding corporation.

Property operating expenses decreased $15,499 or 25.5%, to $45,166 for the nine months ended September 30, 2013 compared to $60,665 for the same period of the prior year. The decrease in property operating expenses is attributable to a reduction in the cost of property maintenance.

Real estate taxes and insurance decreased $8,925 or 7.7% to $107,308 for the nine months ended September 30, 2013 compared to $116,233 for the same period of the prior year. The decrease is primarily attributable to an over accrual of insurance in the first half of 2012.

Interest expense decreased $3,708, or 1.6%, to $223,541 for the nine months ended September 30, 2013 compared to $227,249 for the same period of the prior year. The decrease in interest expense is attributable to a principal reduction of long-term debt.

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

Below is the calculation of FFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Non-GAAP Pro Forma Financial Measures

In thousands (except per share)	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Net (Loss) Income attributable to TREHC	$(283)	$(32)
Add: Depreciation and Amortization[1]	40	23
Loss (Gain) on Sale or Disposal of Assets	—	—
Funds from Operations available to common stockholders	$(243)	$(9)
Basic and diluted FFO income (loss) per share	$(0.02)	$(0.00)

In thousands (except per share)	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Net (Loss) Income attributable to TREHC	$(953)	$(110)
Add: Depreciation and Amortization[2]	92	83
Loss (Gain) on Sale or Disposal of Assets	—	—
Funds from Operations available to common stockholders	$(861)	$(27)
Basic and diluted FFO income (loss) per share	$(0.06)	$(0.00)

___________________________________________

1 Depreciation and amortization includes consolidated depreciation and amortization of $84 and $61 for the three months ended September 30, 2013 and 2012, respectively, adjusted downward by $43 and $31 for noncontrolling interest in real estate in 2013 and 2012, respectively, and $7 for amortization of financing costs in 2012, and $1 for depreciation of non-real estate property in 2013.

2 Depreciation and amortization includes consolidated depreciation and amortization of $206 and $183 for the nine months ended September 30, 2013 and 2012, respectively, adjusted downward by $105 and $93 for noncontrolling interest in real estate in 2013 and 2012, respectively, and $7 for amortization of financing costs in both 2013 and 2012 and $2 for depreciation of non-real estate property in 2013.

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

As of September 30, 2013, we had cash of $79,178.  We expect that the income generated from current operations alone will not be sufficient to fund our expected operations and continuing opportunities. Since our available cash and cash flows from operations may not provide us with adequate liquidity for the foreseeable future, we expect to undertake future debt or equity financings this year.  On August 20, 2013, we completed the private placement of 222,000 shares of common stock at a price of $1.25 per share resulting in gross proceeds to us of approximately $277,500.

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

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan, with an original balance of $4.45 million, and the B loan, with an original balance of $300,000, with fixed interest rates of 6.049% per annum and 12.75% per annum, respectively, and a current weighted average loan rate of 6.49% on a combined balance of approximately $4.5 million. The loans mature on April 8, 2017 and can be accelerated in certain circumstances, including if there is an event of default under the loan agreement.

Off Balance Sheet Arrangements

At September 30, 2013, we did not have any off-balance sheet arrangements.

Inflation

As of September 30, 2013, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the first nine months of 2013, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of September 30, 2013, all of our outstanding debt had a fixed rate.  We therefore do not have any material risk to interest rate fluctuations unless we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

Prior to the acquisition of 5130 LLC, the books and records of 5130 LLC were recorded and maintained on a tax-basis accounting methodology.  In conjunction with the audit of 5130 LLC, material accounting adjustments were proposed and recorded to prepare the financial statements of 5130 LLC for the fiscal years ended December 31, 2012 and 2011 in conformity with GAAP. Our auditors identified a material weakness in the internal controls resulting from these adjustments.  In response, our company hired a Chief Financial Officer in June 2013 and has adopted and implemented GAAP accounting policies and procedures as part of our internal controls system. We have instituted and expect to maintain appropriate and adequate controls for preparing financial statements in accordance with GAAP with oversight by the audit committee of our board of directors.  Other than these changes, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth under Item 3.02 of our current report on Form 8-K dated August 20, 2013, filed on August 20, 2013 (File No. 000-53917) is incorporated herein by reference.

Item 3.

Defaults Upon Senior Securities

Not Applicable.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

Other Information

On November 13, 2013, we amended that certain contribution agreement dated June 7, 2013 to revise Schedule A to the agreement.  The revised schedule reflects that 10,830,000 shares of common stock were issued to the contributors under that agreement, rather than the 13,650,810 shares of common stock previously reflected on Schedule A bringing the total shares of common stock outstanding to 15,140,222 as of June 7, 2013.   A copy of the amendment is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.  In connection with this amendment, we have corrected the number of outstanding shares of our common stock to 15,662,222 shares, which is the number of shares we have had outstanding from August 20, 2013 until the date of filing of this Quarterly Report on Form 10-Q.

Item 6.

Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2013	TALON REAL ESTATE HOLDING CORP.

/s/ Eun Stowell
Eun Stowell
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
10.1	First Amendment, dated November 13, 2013, to Contribution Agreement dated June 7, 2013
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101†	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

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