Form 10-K
period 2013-12-31
TALON REAL ESTATE HOLDING CORP.
filed 2014-03-31
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 000-53917

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

Common Stock, par value $0.001 per share

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐     No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes   ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

As of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the average bid and asked price of $3.35, the price at which our common stock last traded on the Over the Counter Bulletin Board prior to such date) was approximately $52.5 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of December 31, 2013 was 15,762,222 shares.

[DOCUMENTS INCORPORATED BY REFERENCE]

TALON REAL ESTATE HOLDING CORP.

ANNUAL REPORT ON FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in this Annual Report on Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Securities and Exchange Commission that advise interested parties of the risks and factors that may affect our business.

JUMPSTART OUR BUSINESS STARTUPS ACT DISCLOSURE

          Our Company qualifies as an “emerging growth company,” as defined in Section 2(a)(19) of the Securities Act of 1933, as amended (the “Securities Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

•

the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1.0 billion or more;

•

the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective registration statement;

•

the date on which the issuer has, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or

•

the date on which the issuer is deemed to be a “large accelerated filer,” as defined in Section 240.12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”).

          As an emerging growth company, we are exempt from various reporting requirements. Specifically, we are exempt from the following provisions:

•

Section 404(b) of the Sarbanes-Oxley Act of 2002, which requires evaluations and reporting related to an issuer’s internal controls;

•

Section 14A(a) of the Exchange Act, which requires an issuer to seek shareholder approval of the compensation of its executives not less frequently than once every three years; and

•

Section 14A(b) of the Exchange Act, which requires an issuer to seek shareholder approval of its so-called “golden parachute” compensation, or compensation upon termination of an employee’s employment.

          Under the JOBS Act, emerging growth companies may delay adopting new or revised accounting standards that have different effective dates for public and private companies until such time as those standards apply to private companies. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

PART I

Item 1.

Business

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in the central and southwestern United States. We initially plan to target properties located in the area bounded by Minnesota and Texas to the north and south, and by Illinois and Colorado to the east and west, although we will consider properties outside this target area if we identify attractive opportunities. We believe these markets are currently underserved in financing and market transaction options for which we can provide advantageous solutions. We believe the size and location of opportunities in this region will be a desirable fit for our real estate portfolio and can be pursued at attractive yields.

Our Operating Partnership currently owns a 49% interest in an entity that owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We acquired such interest in this entity in June 2013 from certain parties, including the MG Kaminski Revocable Trust (“The Kaminski Trust”), the beneficiaries of which are the children of MG Kaminski, our Chief Executive Officer. The Kaminski Trust owns the remaining 51% interest in the industrial complex. Talon Real Estate, LLC (“Talon RE”), a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement to acquire the remaining interest in the entity from The Kaminski Trust, subject to receiving consent to the transfer from the entity’s lender.

The property owned by this entity is 90% leased including leases entered into subsequent to December 31, 2013.  The property is currently managed by our company.  In the future, we plan primarily to acquire controlling interests in the properties in which we invest and to outsource management of those properties. We may, however, consider acquiring less than a majority interest in a property, especially if our management believes that doing so is in the best interests of our company and its shareholders. We will seek to obtain certain covenants from the majority owners of such property affording us greater control over the property than a minority investor might traditionally enjoy. We plan to aggressively pursue additional properties for our portfolio. The size of our target properties initially are expected to be approximately between 10,000 and 500,000 square feet, although we may acquire properties outside of these parameters. We plan to invest in both core properties requiring relatively small improvements or enhancements and value-added properties that will require more significant investments of capital or management attention (including, but not limited to, leasing vacant space or extending expiring leases) but expect to provide long-term value to our company. Our long-term plan is to invest primarily in value-added properties while maintaining a significant part of our portfolio in core properties that we expect to provide income to shareholders, although our balance of value-added and core properties likely will fluctuate significantly in the short-term as we seek to aggressively add properties to our portfolio.

Corporate Information and History

We were incorporated in the State of Utah on November 1, 2007, for the sole purpose of becoming the holding company of Guidebook, which converted from a Utah limited liability company to a Utah corporation on November 1, 2007. Guidebook was organized in the State of Utah as a limited liability company on June 16, 2003 and was focused on providing “do-it-yourself” instructional manuals for residential electrical, plumbing, and remodeling applications. On June 7, 2013, we entered into contribution agreements with members of 5130 Industrial Street, LLC (“5130 LLC”), and TalonRE, and with Talon OP, L.P. (“Talon OP”), collectively referred to as the “Formation Transactions” and changed our name to Talon Real Estate Holding Corp.

Substantially all of our assets will be held by, and our operations will be conducted through, Talon OP, which we refer to as our Operating Partnership. We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, which are described more fully herein.

We intend to elect to be taxed as a REIT no sooner than the calendar year in which we qualify to be taxed as such under the Revenue Code. Because we plan to conduct substantially all of our operations through our Operating Partnership, we intend to be considered an Umbrella Partnership Real Estate Investment Trust, or UPREIT. This structure is designed to provide tax deferral benefits to property owners who contribute their property to our company. We believe using an UPREIT structure will give us an advantage in acquiring properties from persons who may not otherwise sell their properties because of unfavorable tax results.

On June 7, 2013, we sold all of the outstanding shares of Guidebook to Kim McReynolds, divesting ourselves of our historic “do-it-yourself” instructional manual business. The purchase price for the divestiture primarily consisted of the buyer’s agreement for Guidebook to indemnify and hold our company harmless from certain liabilities arising from the sale.

Our principal executive offices are located at 5500 Wayzata Boulevard Suite 1070, Minneapolis, Minnesota and our telephone number is 612-604-4600. Our web address is www.talonreit.com. The information on, or otherwise accessible through, our website does not constitute a part of this report or any other report or document we file with or furnish to the Securities and Exchange Commission.

Distribution Policy

We intend to make quarterly distributions to our common shareholders when available. U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

To the extent that in respect of any calendar year after we have elected to become a REIT, cash available for distribution is less than our taxable income, we could be required to sell assets to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We generally will not be required to make distributions with respect to activities conducted through any TRS.

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including actual results of operations, restrictions under the law of our state of organization, our financial condition, our need to meet the distribution requirements of a REIT and other factors described below. We cannot assure you that our distributions will be made or sustained or that our board of directors will not change our distribution policy in the future. Any dividends or other distributions we pay in the future will depend upon our actual results of operations, economic conditions, debt service requirements and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our assets, our operating expenses, interest expense and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Risk Factors.”

We anticipate that our distributions generally will be taxable as ordinary income to our shareholders, although a portion of the distributions may be designated by us as qualified dividend income or capital gain, or may constitute a return of capital. We will furnish annually to each of our shareholders a statement setting forth distributions paid during the preceding year and their characterization as ordinary income, return of capital, qualified dividend income or capital gain.

Our Strategy

We believe that there is evidence that the real estate market is in recovery. However, we also believe that the market is still functioning inefficiently. Commercial real estate trends have been negative for an extended period of time. Certain real estate holders may be seeking a real estate transaction but have refrained from selling properties due to depressed values or the inability to obtain financing over the last few years. We believe there may be many potential sellers that are seeking an exit strategy now or in the near future and we may be able to offer these sellers transactions with tax benefits that make us an attractive buyer. We believe there is significant opportunity to acquire quality property by providing liquidity to the market. We believe that our structure will provide investors more liquid equity with diversified real estate exposure. In turn, we anticipate that we will encourage real property owners to sell their properties to us increasing the size of our company and providing us with more diversified real estate exposure. We provide tax-advantageous solutions for property owners due to our UPREIT operating structure.  Our objective is to accumulate quality properties at attractive yields as the economy continues its recovery.

We seek to provide investors the opportunity to have liquidity with real estate exposure in a geographically diversified portfolio with tactical asset allocation. Our strategy is to expand our property holdings to seek diversification initially by focusing on the following key elements:

•

We will target office, industrial and retail properties between Minnesota and Texas to the north and south, and Illinois and Colorado to the east and west, initially targeting properties ranging in size from 10,000 to 500,000 square feet.

•

The target market value for our properties is expected to be in the range of $1.0 million to $50 million, although we might acquire larger or smaller properties depending on the opportunities available to us and our access to capital or ability to issue equity interests as consideration.

•

Our target properties ideally will be strategically situated in metropolitan areas not traditionally explored by institutional investors. These may include secondary and tertiary markets in our geographic territory.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other property owners and will enable us to capitalize on the economic conditions in our target real estate markets as we seek to expand our portfolio:

•

Experienced Management Team with Extensive Experience and Network. Our management team, led by MG Kaminski, our Chief Executive Officer, and Eun Stowell, our Chief Financial Officer, has extensive experience in the real estate industry and has cultivated an extensive network of contacts that we expect to tap to identify acquisition opportunities. Mr. Kaminski has over 25 years of experience in purchasing, selling, managing, leasing, and constructing commercial real estate where he owned over 2.6 million square feet. This square footage represented 32 buildings in office, industrial and retail space. His further experience includes financing and structuring real estate deals through traditional banking institutions and brokerage firms. This diverse and extensive experience in all aspects of commercial real estate creates unique insight in the day-to-day operations as well as strategic portfolio level management of commercial properties. He is well prepared to respond to all manners of tenant, property, financing and market issues, and he has significant knowledge and an extensive network of contacts in the Minneapolis/St. Paul metropolitan area and other similar markets in the Midwest to drive the acquisition and financing pipeline. He also has significant asset management experience, serving as President of Wayzata Capital Management, LLC from August 1996 to December 2012. Ms. Stowell has worked in the investment industry her entire professional career and the last decade in the real estate industry. She most recently served as Chief Compliance Officer, Director of Finance and Accounting, and Collateralized Debt Obligation (CDO) Portfolio Manager at Castle Peak Capital Advisors, LLC, an asset management company investing and managing primarily residential mortgage loans and mortgage-backed securities, from December 2008 until joining us in June 2013. Prior to Castle Peak, she worked at both private and public investment firms as well as a large CPA firm and holds an inactive CPA license from the state of Minnesota. We believe our management team’s significant experience will help us successfully identify and execute on opportunities for expansion.

•

Committed and Incentivized Management Team. Our management team is committed to our operations and growth. As of December 31, 2013, our management team owned approximately 47% of our common stock thereby aligning management’s interests with those of our shareholders. We expect management will continue to hold a significant ownership interest in our company in the foreseeable future including if we become subject to the ownership requirements under the Code for qualification as a REIT. To comply with these requirements, not more than 50% of the value of the outstanding shares of our stock (after taking into account options to acquire shares of stock) may be owned, directly, indirectly or through attribution, by five or fewer individuals at any time during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). Our board of directors has significant experience in leadership roles for both private and public companies and we expect that they will be an invaluable source of leadership for our company.

•

Disciplined Approach to Underwriting and Due Diligence. Before acquiring a property, our team of real estate investment professionals, led by Mr. Kaminski and Ms. Stowell, will apply a disciplined underwriting and due diligence process. The due diligence process will focus on identifying properties in our target market that are located in metropolitan areas with historically strong, stable economies and stable or growing populations, with an emphasis on areas of growth within these metropolitan areas. We also will focus on identifying properties that can be acquired at prices we believe represent a strong value for any reason.

•

UPREIT Structure. Because we intend to conduct our operations through the Operating Partnership, our organizational structure will be considered an Umbrella Partnership Real Estate Investment Trust, referred to in our industry as an UPREIT commencing with the taxable year ending December 31, 2014. This structure is designed to provide tax deferral benefits to property owners who contribute their property to our company. We believe using an UPREIT structure will give us an advantage in acquiring properties from persons who may not otherwise sell their properties because of unfavorable tax results. Generally, a sale or contribution of property directly to a REIT is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property who desires to defer taxable gain on the sale of property may contribute the property to the Operating Partnership in exchange for common units in the partnership and defer taxation of gain until the seller later elects to require the Operating Partnership to redeem all (but not less than all) of their common units for cash equal to the then-current value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement of our Operating Partnership), or, at our election, as the sole general partner, on behalf of the Operating Partnership, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock or the Operating Partnership sells the property. This ability to offer tax-deferred purchase terms could make us a more attractive buyer to some property sellers.

Competition

We believe that the competition for leasing the industrial complex in which we own an interest and for completing acquisition opportunities we may target is highly fragmented. We compete with REITs, institutional investors, public and private real estate companies, as well as other commercial real estate operators and developers who have properties in our vicinity and the areas where we target acquisitions. We believe that the following competitive factors influence our ability to attract tenants to our current properties: location, price and terms, the appearance of properties and the speed at which we can execute leases.

As leases at the industrial complex and any future properties we may acquire expire, we may encounter significant competition to renew or re-let space. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

We believe that the following competitive factors will influence our ability to acquire additional properties and grow our business: offer price, access to capital and ability to quickly identify and consummate transactions. Competition may have the effect of reducing the number of suitable acquisition opportunities available to us and increase the price required to consummate an acquisition opportunity. Likewise, competition with sellers of similar properties to locate suitable purchasers may result in us receiving lower proceeds from any sale we might seek to make or in us not being able to dispose of a property at a time of our choosing due to the lack of an acceptable return.

Acquisition Pipeline

We are actively pursuing multiple property acquisition opportunities in different states throughout our primary geographic region. We are continually engaging in internal research as well as informal discussions with various parties regarding our potential interest in these types of potential acquisitions. As of the date of this filing, however, we are not a party to any agreement to purchase any additional properties.

There is no assurance that any currently available properties will remain available, or that we will pursue or complete any of these potential acquisitions, at prices acceptable to us or at all.

Talon RE, a wholly owned subsidiary of our Operating Partnership, has entered into a contribution agreement to acquire a 51% interest in 5130 LLC, subject to receiving consent to the transfer from the entity’s lender. 5130 LLC owns an industrial complex consisting of two properties located on approximately 171,639 square feet in Maple Plain, Minnesota.

Our Current Property Interests

Our Operating Partnership currently owns a 49% interest in one industrial complex consisting of two properties with a total of approximately 171,639 square feet in Maple Plain, Minnesota. Maple Plain is located in the Minneapolis-St. Paul metropolitan area. We acquired such interest in the entity that owns this complex from The Kaminski Trust and certain other parties in June 2013. The Kaminski Trust owns the remaining 51% interest in the industrial complex. Talon RE, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement to acquire the remaining interest in the entity from The Kaminski Trust, subject to receiving consent to the transfer from the entity’s lender. The complex is currently managed by our company, but we intend to transfer the management to a third party so that we may focus our efforts on acquisitions and real estate portfolio management.

As of April 12, 2013, the date of the last appraisal, the independent appraised value of the industrial complex was about $5.0 million, and 5130 LLC has loans with outstanding principal and accrued but unpaid interest secured by the complex in the amount of $4.5 million as of December 31, 2013.

The industrial complex consists of two separate properties built between 1970 and 1987 and is situated on a 10.1 acre site.  The complex is currently 90% occupied by seven tenants. The complex is used for office, warehouse and storage space.

Rent for the industrial complex for the year ended December 31, 2013 recognized under generally accepted accounting principles was $433,196.  The following table sets forth information regarding unrelated tenants in the complex including leases entered into subsequent to year end for existing tenants as of December 31, 2013.

Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage Of Complex Square Feet	Annualized Base Rent	Percentage Of Complex Annualized Base Rent
Asphalt Pavement	Office/warehouse	4/30/2018	29,903	17.4%	$109,146	23.2%
Auto & Marine	Storage	Month-to-month	10,260	6.0%	$30,000	6.4%
Building Supply Distribution	Warehouse/ showroom/office	2/28/16	59,500	34.7%	$206,592	44.0%
Concrete Products	Wholesale and manufacturing	Month-to-month	9,336	5.4%	$33,000	7.0%
Entertainment	Indoor paintball gaming	5/31/14	25,853	15.1%	$60,000	12.8%
Marketing Consulting	Office/warehouse	7/31/14	9,957	5.8%	$24,000	5.1%
Music	Storage	Month-to-month	9,366	5.4%	$7,200	1.5%

Existing Loans

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns the industrial complex discussed above, is party to a loan agreement secured by the industrial complex. The loan agreement prohibits 5130 LLC from transferring the industrial complex or a controlling interest in 5130 LLC without the lender’s consent. We entered into a contribution agreement with The Kaminski Trust to acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 units of Talon RE, subject to receiving consent to the transfer from the entity’s lender.

The loan agreement provides for two term loans, the A loan, with an original balance of $4.45 million, and the B loan, with an original balance of $300,000, with fixed interest rates of 6.049% per annum and 12.75% per annum, respectively, and a current weighted average loan rate of 6.488% on a combined balance of approximately $4.5 million. The loans mature on April 8, 2017 and can be accelerated in certain circumstances, including if there is an event of default under the loan agreement.

Depreciation

Depreciation is computed using the straight-line method. The buildings and improvements comprising our current property with a basis of $3.4 million at December 31, 2013 have been depreciated over their estimated useful lives ranging from 10 – 25 years with depreciation expense of $231,784 and $216,871 in 2013 and 2012, respectively. The tenant improvements basis of $202,587 and $309,300 as of December 31, 2013 and 2012, respectively has been depreciated over the lease terms ranging from 1 – 10 years with depreciation expense of about $60,016 and $45,067 in 2013 and 2012, respectively.  Depreciation expense includes amounts written off for expiring or terminated leases in 2013.

Property Tax

Annual property taxes on our properties were $116,581 and $127,553 for the years ended December 31, 2013 and 2012.

Financings and Leverage Policy

We anticipate using a number of different sources to finance our acquisitions and operations, including cash flows from operations, issuance of debt securities or equity securities (which might be shares of our common or preferred stock or limited partnership units in the Operating Partnership that are redeemable for our common stock), private financings (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also might consider joint venture or other partnering opportunities as they arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of our borrowings to acquire assets, to refinance existing debt or for general corporate purposes.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. Our articles of incorporation and bylaws do not limit the amount of debt that we may incur. As of December 31, 2013, our ratio of debt to total assets (net of accumulated depreciation) was approximately 182% based on the net depreciated cost of our properties.

Our board of directors will consider a number of factors in evaluating the amount of debt that we may incur. Our board of directors may from time to time modify its views regarding the appropriate amount of debt financing in light of then-current economic conditions, relative costs of debt and equity capital, market value of our portfolio, general conditions in the market for debt and equity securities, fluctuations in the market price of our common stock, growth and acquisition opportunities and other factors. Our decision to use leverage in the future to finance our assets will be at our discretion and will not be subject to the approval of our shareholders.

Regulation

Properties in which we plan to invest are subject to various covenants, laws, ordinances and regulations, including environmental regulations and regulations relating to common areas and fire and safety requirements.

Americans with Disabilities Act

Properties in which we plan to invest are subject to Title III of Americans with Disabilities Act, or the ADA, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.

Environmental Matters

Under various federal, state and local laws and regulations relating to the environment, as a current or former owner or operator of real property, we may be liable for costs and damages resulting from the presence or discharge of hazardous or toxic substances, waste or petroleum products at, on, in, under, or migrating from such property or properties, including costs to investigate, clean up such contamination and liability for natural resources. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the presence of such contamination, and the liability may be joint and several. These liabilities could be substantial and the cost of any required remediation, removal, fines, or other costs could exceed the value of the property and/or our aggregate assets. In addition, the presence of contamination or the failure to remediate contamination at any properties we own or acquire may expose us to third-party liability for costs of remediation and/or personal or property damage or may materially adversely affect our ability to sell, lease or develop the properties or to borrow using such property or properties as collateral. In addition, environmental laws may create liens on contaminated sites in favor of the government for damages and costs it incurs to address such contamination. Moreover, if contamination is discovered on any properties we own or acquire, environmental laws may impose restrictions on the manner in which the property may be used or businesses may be operated, and these restrictions may require substantial expenditures.

The industrial complex in which we have an interest, and any properties we acquire in the future, may contain, have contained, or be adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, any properties we own or acquire might have been used in the past for commercial or industrial purposes that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, such property or properties may have been or may be impacted by contamination arising from the releases of such hazardous substances or petroleum products. If we deem it appropriate in the future, we may take steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liabilities.

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or ACBM, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Any properties we own or acquire may contain ACBM and we could be liable for such damages, fines or penalties.

In addition, the properties we own or acquire will be, subject to various federal, state, and local environmental and health and safety requirements, such as state and local fire requirements. Such environmental and health and safety laws and regulations could subject us or our tenants to liability resulting from activities on the properties or the failure to comply with such requirements. Environmental liabilities could affect a tenant’s ability to make rental payments to us. In addition, changes in laws could increase the potential liability for noncompliance. The costs associated with such liability could be substantial and could have a material adverse effect on us.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Indoor air quality issues can also stem from inadequate ventilation, chemical contamination from indoor or outdoor sources, and other biological contaminants such as pollen, viruses and bacteria. Indoor exposure to airborne toxins or irritants above certain levels have been alleged to cause a variety of adverse health effects and symptoms, including allergic or other reactions. As a result, the presence of significant mold or other airborne contaminants at the properties we own or acquire could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants from the affected property or increase indoor ventilation. In addition, the presence of significant mold or other airborne contaminants could expose us to liability from our tenants, employees of our tenants or others if property damage or personal injury occurs. We are not presently aware of any material adverse indoor air quality issues at our current properties.

REIT Qualification

We intend to elect to be taxed as a REIT for the calendar year in which we qualify to be taxed as such under the Revenue Code and it is advantageous to the shareholders to do so. The earliest we could qualify would be our taxable year ending on December 31, 2014. Our qualification as a REIT will depend upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. We intend to amend our articles to include certain restrictions to enable us to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property. In addition, any TRS we own will be subject to U.S. federal, state and local taxes on its income or property.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940.

Risk Management

Our risk management activities are overseen by our board of directors. We will face various forms of risk in our business ranging from broad economic, commercial and industrial market and interest rate trends to more specific factors such as credit risk related to our tenants, leasing of properties and competition for properties. See also “Risk Factors.” We believe that the real estate market and credit risk expertise developed by our Chief Executive Officer and Chief Financial Officer will allow us to navigate these risks.

Insurance

We currently maintain property, liability, and umbrella coverage for the industrial complex under a blanket policy. Our property coverage limits are $19,824,880 per occurrence and $1,115,757 for business income with a deductible of $5,000 per occurrence. Our liability coverage limits are $1,000,000 per occurrence and $2,000,000 in the aggregate. Our umbrella coverage limits are $10,000,000 per occurrence and in the aggregate. We believe the policy specifications and insured limits covering the industrial complex are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.

Employees

We have structured our operations in a manner that minimizes overhead and relies on third parties to supply experience and expertise necessary to identify and exploit potential acquisition opportunities. We will attempt to minimize general and administrative expenses by maintaining adequate levels of overhead and staff while outsourcing operational duties to consultants and independent contractors where appropriate. We currently have four full-time employees, but expect to eventually hire more employees appropriate for the development of our business.

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
MG Kaminski	54	Chief Executive Officer
Eun Stowell	42	Chief Financial Officer

MG Kaminski has served as our Chief Executive Officer and a Director since June 7, 2013. Mr. Kaminski has over 25 years of experience in managed, leased, and constructed real estate. Prior to joining us, he served as President of a variety of real estate companies, including Kasa Real Estate, LLC, a real estate property management company, from December 2010 to June 7, 2013, WP Construction, LLC, a real estate construction company, from May 2006 to December 2012, Wayzata Properties, LLC, a real estate management company, from December 2003 to December 2011 and WP Brokerage, LLC, a leasing real estate company, from October 2005 to December 2010. Mr. Kaminski also has significant asset management experience, serving as President of Wayzata Capital Management, LLC from August 1996 to December 2012. Mr. Kaminski’s qualifications to serve on our board of directors include, among other skills and qualifications, his extensive experience as a manager and in the real estate industry.

On May 18, 2012, the Hennepin County District Court appointed Colliers International as a receiver for the 555,945 sq. ft. Parkdale office park in St. Louis Park, MN. The property is owned by Parkdale Properties, LLC., for which Mr. Kaminski served as chief manager.

On June 28, 2011, a court appointed Cassidy Turley as a receiver for the 67,000 sq. ft. Boatworks building in Wayzata, MN. The property is owned by Bay Holdings, LLC, for which Mr. Kaminski served as chief manager.

Eun Stowell has served as our Chief Financial Officer since June 7, 2013. Prior to joining us, Ms. Stowell served as Chief Financial Officer at Talon Real Estate, LLC from April 1, 2013 to June 7, 2013 and as Chief Compliance Officer, Director of Finance and Accounting, and CDO Portfolio Manager at Castle Peak Capital Advisers, LLC, a private equity investment company and registered investment adviser, from December 2008 to April 2013. Prior to her work at Castle Peak Capital Advisers, Ms. Stowell was a portfolio manager among other various roles at GMAC-Rescap, LLC, a financial services company that focused on residential real estate loans and securities. Prior to that, she worked at a multi-strategy private investment firm and KPMG LLP. Ms. Stowell holds an inactive CPA license from the state of Minnesota.

Item 1A.

           Risk Factors

Set forth below and elsewhere in this Annual Report on Form 10-K, and in other documents we file with the Securities and Exchange Commission, are risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K and in other written and oral communications from time to time.  Our business could be harmed by any of these risks.  The trading price of our common stock could decline due to any of these risks.  In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our financial statements and related notes.

RISKS RELATED TO OUR BUSINESS AND FINANCIAL CONDITION

We are a company with limited operating history for you to evaluate our business.

Our predecessor was incorporated in the State of Utah on November 1, 2007, for the sole purpose of becoming the holding company of Guidebook, which focuses on providing “do-it-yourself” instructional manuals for residential electrical, plumbing, and remodeling applications. We divested Guidebook in connection with the transactions forming our current business. We formed our Operating Partnership in June 2013 and currently are engaged in the business of investing in office, industrial and retail properties located in our target markets. We have a limited operating history for you to consider in evaluating our business and prospects. In addition, our business plan involves significant expansion of our real estate holdings that have not been agreed upon as of the date of this filing. As a result, it is difficult for potential investors to evaluate our business and prospects.

Our operations are subject to all of the risks, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the real estate industry.

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all, which raises substantial doubt about our ability to continue as a going concern or restricts our ability to grow and adversely affect our results of operations.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of December 31, 2013, we had unrestricted cash of $83,522 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Any additional capital raised through the sale of equity or the issuance of equity in connection with property acquisitions may dilute the ownership percentage of our shareholders. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect. Debt financing, if available, may involve restrictive covenants or additional security interests in our assets and would increase our expenses due to interest payment requirements.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the real estate industry in particular), our status as a new enterprise without a significant demonstrated operating history, the substantial doubt about our ability to continue as a going concern, and/or the loss of key management.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition and results of operations.

We own a 49% interest in our only real estate investment and therefore do not exercise voting control over the property.

Our Operating Partnership currently owns a 49% interest in an entity that owns an industrial complex located in the Minneapolis-St. Paul metropolitan area. An affiliate of MG Kaminski, our Chief Executive Officer, owns the other 51% interest in the entity. Talon RE, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement with Mr. Kaminski to acquire his remaining interest in the entity, subject to receiving consent to the transfer from the entity’s lender, but there can be no assurance that the lender will consent to the transfer or that we will ever acquire a controlling interest in the entity that owns the complex.

Our current non-controlling interest in the industrial complex and any future co-investments we might make with third parties through partnerships, joint ventures or other entities are subject to a variety of risks. For example, we might not be in a position to exercise sole decision-making authority regarding the property subject to a co-investment. Partners or co-venturers in a co-investment also might become bankrupt or fail to satisfy their obligations with respect to a property. Partners or co-venturers may have economic or other business interests or goals which are inconsistent with our business interests or goals, and may be in a position to take actions contrary to our policies or objectives, and they may have competing interests in our markets that could create conflict of interest issues. Such investments may also have the potential risk of impasses on decisions, such as a sale, because neither we nor the partner or co-venturer would have full control over the partnership or joint venture. In addition, prior consent of any joint venture partners may be required for a sale or transfer to a third party of our interests in the joint venture, which would restrict our ability to dispose of our interest in the joint venture. If we become a limited partner or non-managing member in any partnership or limited liability company and such entity takes or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, we may be forced to dispose of our interest in such entity. Disputes between us and partners or co-venturers may result in litigation or arbitration that would increase our expenses and prevent our officers or directors from focusing their time and effort on our business. Consequently, actions by or disputes with partners or co-venturers might result in subjecting any properties owned by the partnership or joint venture to additional risk. In addition, we may in certain circumstances be liable for the actions of our third-party partners or co-venturers. Any such joint ventures may be subject to debt and the refinancing of such debt may require equity capital calls.

Our lack of diversification increases the risk of an investment in our company, and our financial condition and results of operations may deteriorate if we fail to diversify.

We currently own an interest in one industrial complex located in the Minneapolis-St. Paul area. Although we intend to continue to acquire additional properties for our portfolio, our ability to diversify our portfolio will depend on our access to additional capital and financing sources and the availability of suitable acquisition targets. We also intend to finance some acquisitions with shares of our company’s common stock or the Operating Partnership’s limited partnership units so our ability to diversify may also depend on the willingness of real estate owners to exchange their real estate holdings for such securities, which we anticipate will have limited liquidity. Until such time as we are able to diversify our property holdings, if at all, our results of operations will depend on economic conditions in the Minneapolis-St. Paul area and could fluctuate significantly depending on local economic factors that are outside of our control. In addition, natural disasters in this area, such as tornados, could significantly damage our only current property and materially and adversely affect our financial condition, results of operations and prospects.

A complaint and motion were filed against our property located at 5130 Industrial Street, Maple Plain, Minnesota to establish a receiver for the property and foreclose the property.

A complaint and motion were filed to establish a receiver for the real property held by our 49% owned subsidiary, 5130 Industrial Street, LLC.  In addition, the plaintiff contemporaneously commenced an action to foreclose the property by advertisement under Minnesota statutes.  The complaint asserts that we defaulted under the terms of the loan documents related to the property’s financing.  There may be material expenses incurred such as payments to the lender and legal fees and other costs to reach settlement of this matter and there is no guarantee that mutual agreement can be reached.  In the event we are unable to reach an acceptable resolution with the plaintiff, we intend to defend the lawsuit vigorously and may incur considerable expenses to defend our position.  If we are unsuccessful in defending our position or it is determined to be in the best interest of the stockholders, the property may be placed under a receivership and/or possibly sold for proceeds less than the outstanding amount of liabilities owed on it and adversely affect our results of operations.

As of December 31, 2013, there was approximately $4.5 million of indebtedness outstanding relating to the industrial complex in which we have an interest, which could expose us to default, prevent the disposition of the property or result in a significant loss upon disposition of the property.

The industrial complex in which we own an interest is subject to loans originally totaling $4.75 million with fixed interest rates of 6.049% per annum on $4.45 million and 12.75% per annum on $300,000. The loans mature on April 8, 2017. As of December 31, 2013, approximately $4.5 million was outstanding on these loans with a weighted average loan rate of 6.488%. We received an independent third-party appraisal of the industrial complex indicating that the value of the industrial complex as of April 12, 2013 was about $5.0 million. The appraised value of the complex is not necessarily equal to the complex’s fair market value or the consideration we would receive if we disposed of the complex in an arm’s length transaction. If the fair market value of the complex is less than the amount of outstanding debt secured by the property, the entity that owns the property might not be able to dispose of it or, if it does dispose of the property, it could be at a substantial loss that would adversely affect our results of operations and financial condition. In addition, payments of principal and interest on the indebtedness related to the property may require us to contribute cash resources to operate the property, and indebtedness on any future properties we may acquire or seek to acquire in the future could leave us with insufficient cash resources to operate our business or to pay dividends to our shareholders.

We are dependent on key personnel and need to hire additional qualified personnel for our business to succeed.

Our performance is substantially dependent on the performance of our senior management, including MG Kaminski, our Chief Executive Officer, and Eun Stowell, our Chief Financial Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and other personnel. Competition for such personnel is intense and we may not be able to retain our key managerial and other employees or may not be able to attract and retain additional highly qualified managerial and other personnel in the future. The inability to attract and retain the necessary managerial and other personnel could have a material adverse effect upon our business, results of operations and financial condition.

Properties formerly managed by our Chief Executive Officer have been placed into receivership.

MG Kaminski, our Chief Executive Officer, has over 25 years of experience in the real estate business. In those years, he has acquired, financed, managed, leased and constructed properties. With the downturn in the U.S. economy and specifically the real estate markets beginning in 2008, he experienced significant setbacks. In 2009, properties owned by Mr. Kaminski and his affiliates experienced rapid vacancies and in order to compete for remaining leases, rents were dropped dramatically, almost 50% in some cases, to retain and attract tenants. During that depressed real estate market of high vacancies and greatly reduced rents, some of these properties could not cover their debt payments and could not be refinanced. Those properties were placed into receivership in 2011 and 2012. There is no assurance that properties we acquire or manage will produce adequate cash flow and will not be placed in receivership.

We may not be able to operate as a REIT and our management team has no REIT experience.

Our board of directors and executive officers have no prior experience operating a REIT. There is a risk that the past experience of our management team will not be sufficient to operate our company as a REIT. We may not qualify to elect REIT status for the taxable year ending December 31, 2014, or at all. Our failure to qualify as a REIT may have an adverse effect on our tax position, financial condition, results of operations, cash flow and trading price of our common stock.

Our management team has never run a public company.

Our executive officers have no prior experience operating a publicly-traded company. There is a risk that the past experience of our management team will not be sufficient to timely meet disclosure requirements of the Securities and Exchange Commission (the “SEC”) or otherwise comply with securities laws applicable to publicly-traded companies. Our failure to operate as a public company would have an adverse effect on our financial condition, results of operations, cash flow and trading price of our common stock.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, and investors’ views of us could be harmed.

Our company relies on limited accounting personnel to execute our accounting processes and limited other supervisory resources with which to address our internal control over financial reporting. Our ability to prepare financial statements in accordance with generally accepted accounting principles may be adversely impacted if we do not establish and maintain effective internal controls. Failure to implement required, or new or improved controls, or the difficulties encountered in the implementation of such controls, could harm our results of operations, cause us to fail to meet our reporting obligations or lead to a loss of investor confidence.

Our insurance may be inadequate to cover liabilities we may incur.

Our ownership of real property may result in us becoming subject to liability for pollution, property damage, personal injury, death or other hazards. Although we expect to obtain insurance in accordance with industry standards to address such risks, such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. In addition, such risks may not, in all circumstances, be insurable or, in certain circumstances, we may choose not to obtain insurance to protect against specific risks due to the high premiums associated with such insurance or for other reasons. The payment of such uninsured liabilities would reduce the funds available to us. If we suffer a significant event or occurrence that is not fully insured, or if the insurer of such event is not solvent, we could be required to divert funds from capital investment or other uses towards covering our liability for such events, and we may not be able to continue to obtain insurance on commercially reasonable terms.

RISKS RELATED TO OUR INDUSTRY

Our ownership of commercial real estate involves a number of risks, the effects of which could adversely affect our business.

General economic and market risks. In periods during, or following, a general economic decline or recessionary climate, our assets may not generate sufficient cash to pay expenses, service debt or cover maintenance, and, as a result, our results of operations, cash flows and ability to pay dividends (if any) may be adversely affected. Several factors may adversely affect the economic performance and value of our properties. These factors include, among other things:

•

changes in the national, regional and local economic climate;

•

local real estate conditions such as an oversupply of properties or a reduction in demand for properties;

•

the attractiveness of our properties to tenants or buyers;

•

competition from other available properties;

•

changes in market rental rates and related concessions granted to tenants such as free rent, tenant allowances and tenant improvement allowances; and

•

the need to periodically repair, renovate and re-lease space.

Uncertain economic conditions may adversely impact current or future tenants and, accordingly, could affect their ability to pay rents owed to us pursuant to their leases. In periods of economic uncertainty, tenants are more likely to close less profitable locations or to declare bankruptcy, and, pursuant to various bankruptcy laws, leases may be rejected and thereby terminated. Furthermore, our ability to sell or lease our properties at favorable rates, or at all, may be negatively impacted by general or local economic conditions.

Our ability to collect rent from tenants may affect our ability to pay for adequate maintenance, insurance and other operating costs. Also, the expense of owning and operating a property is not necessarily reduced when circumstances such as market factors cause a reduction in income from the property. If a property is mortgaged and we are unable to meet the mortgage payments, the lender could foreclose on the mortgage and take title to the property. In addition, interest rate levels, the availability of financing, changes in laws and governmental regulations (including those governing usage, zoning and taxes) may adversely affect our financial condition.

Leasing risk. Our operating revenues are dependent upon entering into leases with and collecting rents from tenants. In uncertain economic times, tenants whose leases are expiring may desire to decrease the space they lease or may be unwilling to continue their lease. When leases expire or are terminated, replacement tenants may not be available upon acceptable terms and market rental rates may be lower than the previous contractual rental rates. Also, during uncertain economic conditions, tenants may approach us for additional concessions in order to remain open and operating. The granting of these concessions may adversely affect our results of operations and cash flows to the extent that they result in reduced rental rates, additional capital improvements, or allowances paid to or on behalf of the tenants.

Uninsured losses and condemnation costs. Accidents, terrorism incidents, tornados or other acts of God and other losses at our properties for any reason could adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be less than the total loss incurred by us. We maintain casualty insurance under policies we believe to be appropriate, but some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

Environmental issues. Environmental issues that arise at our properties could have an adverse effect on our financial condition and results of operations. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and clean up hazardous or toxic substances or petroleum product releases at a property. If determined to be liable, the owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination, or perform such investigation and clean-up itself. Although certain legal protections may be available to prospective purchasers of property, these laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the regulated substances. Even if more than one person may have been responsible for the release of regulated substances at the property, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from regulated substances emanating from that site. Unidentified environmental liabilities could have an adverse effect on our financial condition and results of operations.

Liquidity risk. Real estate investments are relatively illiquid and can be difficult to sell and convert to cash quickly, especially if market conditions are not favorable. As a result, our ability to sell one or more of our properties, whether in response to any changes in economic or other conditions or in response to a change in strategy, may be limited. In the event we want to sell a property, we may not be able to do so in the desired time period, the sales price of the property may not meet our expectations or requirements, and we may be required to record an impairment loss on the property as a result.

Competition may impede our ability to attract or retain tenants or re-let space, which could materially and adversely affect us.

We face significant competition for tenants from other owners and operators of office, industrial and retail properties in the Minneapolis-St. Paul area and expect to experience similarly significant competition in areas where we acquire additional properties. These competitors may possess more substantial resources and access to capital than we have, as well as greater expertise or flexibility in designing space to meet prospective tenants’ needs, or may be more willing, especially in difficult economic times, to make space available to prospective tenants at lower prices than comparable spaces in our properties. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge, which could materially and adversely affect us.

Compliance or failure to comply with federal, state and local regulatory requirements could result in substantial costs.

Our properties are subject to various federal, state and local regulatory requirements, such as the Americans with Disabilities Act and state and local fire, health and life safety requirements. Compliance with these regulations may involve upfront expenditures and ongoing costs. If we fail to comply with these requirements, we could incur fines or other monetary damages. We do not know whether existing requirements will change or whether compliance with existing or future requirements will require significant unanticipated expenditures that will affect our cash flows and results of operations.

We may face risks associated with property acquisitions.

We intend to invest in property acquisitions, which carry certain risks including:

•

we may have difficulty finding properties that are consistent with our strategy and that meet our standards;

•

we may have difficulty negotiating with new or existing tenants;

•

the extent of competition for a particular market for attractive acquisitions may hinder our desired level of property acquisitions;

•

the actual costs and timing of repositioning or redeveloping acquired properties may be greater than our estimates;

•

we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities such as liabilities for clean-up of undisclosed environmental contamination, claims by tenants, vendors or other persons dealing with the former owners of the properties, liabilities incurred in the ordinary course of business and claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties;

•

the occupancy levels, lease-up timing and rental rates may not meet our expectations;

•

the acquired property may be in a market that is unfamiliar to us and could present additional unforeseen business challenges;

•

acquired properties may fail to perform as expected;

•

the timing of property acquisitions may lag the timing of property dispositions, leading to periods of time where projects proceeds are not invested as profitably as we desire;

•

we may be unable to obtain financing for acquisitions on favorable terms or at all; and

•

we may be unable to quickly and efficiently integrate new acquisitions into our existing operations, and significant levels of management’s time and attention could be involved in these projects, diverting their time from our day-to-day operations.

Any of these risks could have an adverse effect on our results of operations and financial condition. In addition, we may acquire properties subject to liabilities, and with no or limited recourse against the prior owners or other third parties. As a result, if a liability were asserted against us based upon ownership of those properties, we might have to pay substantial sums to settle or contest it, which could adversely affect our business, results of operations and cash flow.

Pursuant to the Formation Transactions, our Operating Partnership acquired a 49% interest in an entity that owns an industrial complex located in the Minneapolis-St. Paul metropolitan area. However, affiliates of MG Kaminski, our Chief Executive Officer, own the other 51% interest in the entity. Talon RE, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement with Mr. Kaminski to acquire his remaining interest in the entity, subject to receiving consent to the transfer from the entity’s lender, but there can be no assurance that the lender will consent to the transfer or that we will ever acquire a controlling interest in the entity that owns the complex.

We may acquire properties or portfolios of properties through tax deferred contribution transactions, which could result in dilution and limit our ability to sell such assets.

In the future we may acquire properties or portfolios of properties through tax deferred contribution transactions in exchange for partnership interests in the Operating Partnership, which may dilute our interest in our properties. This acquisition structure may have the effect of, among other things, reducing the amount of tax depreciation we could deduct over the tax life of the acquired properties, and may require that we agree to protect the respective contributor’s ability to defer recognition of taxable gain through restrictions on our ability to dispose of the acquired properties or the allocation of partnership debt to the contributor to maintain their tax bases. These restrictions could limit our ability to sell an asset at a time, or on terms, that would be favorable absent such restrictions.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current tenants, our employees and third-party service providers in our branch offices and on our networks and website. The secure processing and maintenance of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, which could adversely affect our results of operations and competitive position.

RISKS RELATED TO FEDERAL INCOME TAX

If we elect to be taxed as a REIT, any failure to qualify as a REIT for federal income tax purposes could have a material adverse impact on us and our shareholders.

We intend to elect to be treated as a REIT for federal income tax purposes and operate in a manner to continue to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations or court decisions will not adversely affect our qualification as a REIT or the federal income tax consequences of our REIT status.

If we were to fail to qualify as a REIT or maintain our REIT status, we would not be allowed a deduction for distributions to shareholders in computing our taxable income. In this case, we would be subject to federal income tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates. Unless entitled to relief under certain Code provisions, we also would be disqualified from operating as a REIT for the four taxable years following the year during which qualification was lost. As a result, we would be subject to federal and state income taxes which could adversely affect our results of operations and distributions to shareholders. Although we currently intend to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause us to revoke the REIT election.

In order to qualify as a REIT, under current law, we generally are required each taxable year to distribute to our shareholders at least 90% of our net taxable income (excluding any net capital gain). To the extent that we do not distribute all of our net capital gain or distribute at least 90%, but less than 100%, of our other taxable income, we are subject to tax on the undistributed amounts at regular corporate rates. In addition, we are subject to a 4% nondeductible excise tax to the extent that distributions paid by us during the calendar year are less than the sum of the following:

•

85% of our ordinary income;

•

95% of our net capital gain income for that year; and

•

100% of our undistributed taxable income (including any net capital gains) from prior years.

We generally intend to make distributions to our shareholders to comply with the 90% distribution requirement to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Distributions could be made in cash, stock or in a combination of cash and stock. Differences in timing between taxable income and cash available for distribution could require us to borrow funds to meet the 90% distribution requirement, to avoid corporate-level tax on undistributed taxable income and to avoid the nondeductible excise tax. Satisfying the distribution requirements may also make it more difficult to fund new investment or development projects.

If we elect to be taxed as a REIT, certain property transfers may be characterized as prohibited transactions, resulting in a tax on any gain attributable to the transaction.

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, if we elect to be taxed as a REIT, any gains resulting from transfers or dispositions, from other than our taxable REIT subsidiary, that are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we intend to acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property will be deemed to be prohibited transactions. However, whether or not a transfer or sale of property qualifies as a prohibited transaction depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service (the “IRS”) may contend that certain transfers or disposals of properties by us are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

The stock ownership limit imposed by the Code for REITs and our articles as we intend to amend it may restrict business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. We anticipate amending our articles such that, with certain exceptions, it would authorize our board of directors to take the actions that are necessary or appropriate to preserve our qualification as a REIT once we elect REIT status. Unless an exemption is granted by our board of directors, our articles are expected to prohibit the actual, beneficial or constructive ownership by any person of more than 10% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock or more than 10% in value of the aggregate outstanding shares of all classes and series of our stock. In addition, our articles would generally prohibit beneficial or constructive ownership of shares of our capital stock by any person that owns, actually or constructively, an interest in any of our tenants that would cause us to own, actually or constructively, 10% or more of any of our tenants. Our board of directors may grant an exemption in its sole discretion, subject to such conditions, representations and undertakings as it may determine. These ownership limitations in our articles are common in REIT charters and are intended, among other purposes, to assist us in complying with the tax law requirements and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interests of our shareholders. Our board of directors may grant MG Kaminski, our Chief Executive Officer, and his affiliates an exemption from the ownership limits.

If we elect to be taxed as a REIT, complying with REIT requirements may affect our profitability and may force us to liquidate or forgo otherwise attractive investments.

To qualify as a REIT, we must continually satisfy tests concerning, among other things, the nature and diversification of our assets, the sources of our income and the amounts we distribute to our shareholders. We may be required to liquidate or forgo otherwise attractive investments in order to satisfy the asset and income tests or to qualify under certain statutory relief provisions. We also may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution. As a result, having to comply with the distribution requirement could cause us to: (1) sell assets in adverse market conditions; (2) borrow on unfavorable terms; or (3) distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt. Accordingly, satisfying the REIT requirements could have an adverse effect on our business results, profitability and ability to execute our business plan. Moreover, if we are compelled to liquidate our investments to meet any of these asset, income or distribution tests, or to repay obligations to our lenders, we may be unable to comply with one or more of the requirements applicable to REITs or may be subject to a 100% tax on any resulting gain if such sales constitute prohibited transactions.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules relating to REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in frequent statutory changes and revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could adversely affect us or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

RISKS RELATED TO OUR SECURITIES

Our common stock is considered a “penny stock.” The application of the “penny stock” rules to our common stock could limit the trading and liquidity of our common stock, adversely affect the market price of our common stock and increase the transaction costs to sell those shares.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealers’ duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, broker-dealers must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

Shareholders may be diluted significantly through our efforts to obtain financing or complete acquisitions through the issuance of additional shares of our common stock or limited partnership units of the Operating Partnership, which are redeemable for shares of our common stock.

We are authorized to issue up to (1) 90,000,000 shares of common stock and (2) 10,000,000 shares of preferred stock. Our board of directors has the authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares of common stock and preferred stock with various preferences and other rights. Additionally, the limited partnership units of the Operating Partnership are redeemable for shares of our common stock, and we, as the sole general partner, are authorized to issue additional interests in the Operating Partnership in the form of such units. Moving forward, we may attempt to conduct acquisitions and/or mergers of other entities or assets using our common stock or limited partnership units of the Operating Partnership as payment for such transactions. If such transactions occur, this may result in substantial dilution of the ownership interests of existing shareholders, and dilute the book value of our common stock.

The Over-the-Counter Bulletin Board is a quotation system, not an issuer listing service, market or exchange. Therefore, buying and selling stock on the OTC Bulletin Board is not as efficient as buying and selling stock through an exchange. As a result, it may be difficult for you to sell your common stock or you may not be able to sell your common stock for an optimum trading price.

Our common stock is quoted on the Over the Counter Bulletin Board (the “OTCBB”). The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTCBB involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTCBB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual’s orders being executed, and current prices may differ significantly from the price one was quoted by the OTCBB at the time of the order entry. Orders for OTCBB securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTCBB. Due to the manual order processing involved in handling OTCBB trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit an order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTCBB if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTCBB may not have a bid price for securities bought and sold through the OTCBB. Due to the foregoing, demand for securities that are traded through the OTCBB may be decreased or eliminated.

We expect volatility in the price of our common stock, which may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention from our day-to-day operations and consume resources, such as cash.

We are an “emerging growth company,” under federal securities laws and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. The JOBS Act also permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to U.S. public companies. We are electing to use the extended transition period for complying with these new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates. We could be an emerging growth company for up to five years after our first sale of equity securities pursuant to an effective registration statement under the Securities Act, although we could lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions.

We have not established a minimum distribution payment level and we cannot assure you of our ability to pay distributions in the future.

We will be generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, or the Code, which requirement we currently intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT qualification and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our shareholders at any time or that the level of any distributions will achieve any specific market yield or will increase or be maintained over time. Any failure to achieve expected distributions could materially and adversely affect the price of our common stock.

We may employ leverage in the future which could expose us to additional risks, may impair our ability to pay dividends and may adversely affect the market price of our common stock.

If we incur indebtedness in the future to fund our growth or operations, it is likely that the instruments governing such indebtedness will contain covenants restricting our operating flexibility. We may incur debt that is secured by all or a portion of the properties in our portfolio. We will bear the costs and fees associated with any such incurrence and ongoing interest expense that will reduce the amount of funds available to common shareholders. Because our decision to issue debt will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future incurrence and any such incurrence could reduce the market price of our common stock.

Certain provisions of our articles may make a takeover difficult even if such takeover could be beneficial to some of our shareholders.

Our articles of incorporation authorize the issuance of “blank check” preferred stock with such designations, rights and preferences as may be determined from time to time by our board of directors. Accordingly, our board is empowered, without further shareholder action, to issue shares or series of preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights, including the ability to receive dividends, of our common shareholders. The issuance of such preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control. Although we have no present intention of issuing any shares or series of preferred stock, we cannot guarantee that we will not make such an issuance in the future.

A significant portion of our shares are subject to resale restrictions. This could cause low trading volume and liquidity of our common stock for the near future.

All 15,762,222 of the shares of our common stock outstanding as of December 31, 2013 including 300,000 of such shares issued in restricted stock grants to our executive officers and directors were subject to resale restrictions as a result of securities laws (including Rule 144 of the Securities Act) or lock-up agreement at issuance. As of December 31, 2013, 6,048,032 shares of our common stock are no longer subject to such resale restrictions.  Because many of our shares are still subject to resale restrictions, there may be limited liquidity and trading volume of our common stock, which may lead to increased transaction costs for sales and purchases of our common stock as compared to other securities and the possible inability to identify a buyer for your shares.

Certain of our officers and directors have sufficient voting power to make corporate governance decisions that could have a significant effect on us and the other shareholders.

After the closing of the Formation Transactions, MG Kaminski, our Chief Executive Officer, beneficially owns approximately 48% of our outstanding common stock on a fully diluted basis. As a result, Mr. Kaminski, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.

RISKS RELATED TO OUR ORGANIZATIONAL STRUCTURE

Conflicts exist or could arise in the future between the interests of our shareholders and the interests of the holders of limited partnership units in our Operating Partnership, which may impede business decisions that could benefit our shareholders.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any partner thereof, the other. Our directors and officers have duties to our company under applicable Minnesota law in connection with their management of our company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties and obligations to our Operating Partnership in connection with the management of our Operating Partnership and its limited partners under Minnesota law and the partnership agreement of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our directors and officers to our company. If we become subject to and are unable to resolve any conflicts of interests, our business and results of operations could be materially and adversely impacted.

The partnership agreement of our Operating Partnership provides that neither we nor our directors and officers are liable to our Operating Partnership for losses sustained, liabilities incurred or benefits not derived as a result of any act or omission, so long as such person acted in good faith and in the belief that such conduct or omission was in the best interests of our Operating Partnership. The partnership agreement provides for indemnification of us, our affiliates and each of our respective officers and directors to the extent those persons would be indemnified by us pursuant to our articles of incorporation if such persons were directors, officers, agents or employees of our company. The provisions of Minnesota law that allow the common law fiduciary duties of a general partner to be modified by a partnership agreement have not been resolved in a court of law, and we have not obtained an opinion of counsel covering the provisions set forth in the partnership agreement that purport to waive or restrict our fiduciary duties that would be in effect under common law were it not for the partnership agreement. As a result, our shareholders may have limited rights against us in connection with addressing conflicts of interest, which could limit their recourse against us in the event of actions we take with which our shareholders do not agree.

Our organizational documents may inhibit a takeover that shareholders consider favorable.

Provisions of our articles of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which shareholders might otherwise receive a premium for their shares, or transactions that our shareholders might otherwise deem to be in their best interests. These provisions:

•

permit our board of directors to issue up to 10,000,000 shares of preferred stock, with any rights, privileges and preferences as our board may designate, including the right to approve an acquisition or other change in our control;

•

provide that the authorized number of directors may be changed by an amendment to our bylaws by our board of directors;

•

permit the division of our board of directors into up to three classes;

•

provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum; and

•

do not provide for cumulative voting rights.

Also, to assist us in complying with the limitations on the concentration of ownership of a REIT imposed by the Code, we intend to amend our articles to prohibit any stockholder from beneficially or constructively owning more than 10% by value or number of shares, whichever is more restrictive, of our outstanding shares of common stock, or 10% by value or number of shares, whichever is more restrictive, of our outstanding capital stock. Only our board of directors, in its sole discretion, may waive the 10% ownership limit with respect to a particular stockholder.

Our board of directors and management team may change our investment and financing policies without shareholder approval and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment and financing policies are exclusively determined by our board of directors and management team. Accordingly, our shareholders do not control these policies. Further, our organizational documents do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Our board of directors may alter our policy on borrowing at any time without shareholder approval and we could become more highly leveraged, which could result in an increase in our debt service. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk, real estate market fluctuations and liquidity risk. Changes to our policies with regards to the foregoing could adversely affect our financial condition, results of operations, cash flow and the trading price of our common stock.

We are a holding company with no direct operations and, as such, we will rely on funds received from our Operating Partnership to pay liabilities, and the interests of our shareholders will be structurally subordinated to all liabilities and obligations of our Operating Partnership and its subsidiaries.

We are a holding company and will conduct substantially all of our operations through our Operating Partnership. We do not have, apart from an interest in our Operating Partnership, any independent operations. As a result, we will rely on distributions from our Operating Partnership to pay any dividends we might declare on shares of our common stock. We will also rely on distributions from our Operating Partnership to meet any of our obligations, including any tax liability on taxable income allocated to us from our Operating Partnership. In addition, because we are a holding company, your claims as shareholders will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our Operating Partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, our assets and those of our Operating Partnership and its subsidiaries will be available to satisfy the claims of our shareholders only after all of our and our Operating Partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

If we elect to be taxed as a REIT, dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to U.S. shareholders that are individuals, trusts and estates is 15% (20% in the case of taxpayers whose income exceeds certain thresholds). Dividends payable by REITs, however, are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs or dividends payable by REITs, investors who are individuals, trusts and estates may perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the per share trading price of our common stock.

Our Operating Partnership may issue additional partnership interests to third parties without the consent of our shareholders, which would reduce our ownership percentage in our Operating Partnership and may have a dilutive effect on the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our shareholders.

In connection with future acquisitions of properties or otherwise, we expect to issue additional partnership interests to third parties. Such issuances will reduce our ownership percentage in our Operating Partnership and may affect the amount of distributions made to us by our Operating Partnership and, therefore, the amount of distributions we can make to our shareholders. Because you will not directly own partnership interests, you will not have any voting rights with respect to any such issuances or other partnership level activities of our Operating Partnership.

Item 1B.

               Unresolved Staff Comments

None.

Item 2.

Properties

The information set forth under Item 1 “Business – Our Current Property Interests” is incorporated herein by reference.

Item 3.

Legal Proceedings

In December 2013, a complaint was filed in the fourth judicial district court in Hennepin County, Minnesota by the plaintiff, MLCFC 2007-7 Budd Industrial, LLC, a Delaware limited liability company, naming our 49% owned subsidiary, 5130 Industrial Street LLC as defendant.  The complaint seeks to establish a receiver for our property located at 5130 Industrial Street, Maple Plain, Minnesota.  The plaintiff has also filed a motion to establish a receivership and appoint a receiver for the property. In addition, the plaintiff contemporaneously commenced an action to foreclose the property by advertisement under Minnesota statutes.

The complaint asserts that 5130 Industrial Street has defaulted under the terms of the loan documents relating to the property’s financing.  We believe that all regularly scheduled payments due under the terms of the loan documents have been made and have substantially complied with the material terms and conditions of the loan documents.  We believe that loan payments made by our company were not properly credited by the plaintiff.   The plaintiff has voluntarily granted serial extensions of the receivership hearing and foreclosure sale in order to reconcile their accounting of historical payments and facilitate discussions between the two parties to arrive at an acceptable solution.

Item 4.

Mine Safety Disclosures

Not applicable.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The common stock of our predecessor, Guide Holdings, Inc., was listed for quotations on the OTCBB on December 28, 2010, under the symbol “GHGD.” Our shares of common stock continued to be quoted on the OTCBB subsequent to June 7, 2013 under the symbol “TALR.” There currently is no established trading market for shares of our common stock. We cannot give any assurance that any market for our common stock will develop or be maintained. If an established trading market ever develops in the future, the sale of shares of our common stock that are deemed to be “restricted securities” pursuant to Rule 144 under the Securities Act of 1933, as amended, by members of management or others may have a substantial adverse impact on any such market. In general, pursuant to Rule 144, non-affiliate stockholders may sell freely after six months subject only to the current public information requirement. Affiliates may sell after six months subject to the Rule 144 volume, manner of sale (for equity securities), current public information, and notice requirements.  All current holders of shares of our common stock have satisfied the six-month holding period requirement of Rule 144.

The following table sets forth, for the periods indicated over the last two years, the high and low closing bid quotations, as reported by the OTCBB, and represents prices between dealers, does not include retail markups, markdowns or commissions, and may not represent actual transactions:

	Closing Bid
	High	Low
2012
January 3 – March 30	0.60	0.60
April 2 – June 29	0.60	0.60
July 2 – September 28	0.60	0.60
October 1 – December 31	0.60	0.60

2013
January 2 - March 29	0.60	0.60
April 1 – June 7	0.60	0.60
June 8 – June 28	3.35	0.60
July 1 – September 30	3.25	1.50
October 1 – December 31	2.01	2.00

These prices were obtained from Bloomberg Finance, L.P. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Stockholders of Record.  As of March 31, 2014, we had 103 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends.  Our predecessor did not declare any cash dividends and we have not declared any cash dividend subsequent to June 7, 2013. We intend to elect to be taxed as a REIT for federal income tax purposes no earlier than with our taxable year ending December 31, 2014. In connection with electing to be taxed to qualify as a REIT, each year we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our shareholders in an aggregate amount at least equal to the sum of:

•

90% of our “REIT taxable income,” computed without regard to the dividends paid deduction and our net capital gain or loss, and

•

90% of our after-tax net income, if any, from foreclosure property, minus

•

the sum of certain items of non-cash income.

If we elect to be taxed as a REIT, we must pay such distributions in the taxable year to which they relate, or in the following taxable year if either (i) we declare the distribution before we timely file our federal income tax return for the year and pay the distribution on or before the first regular dividend payment date after such declaration or (ii) we declare the distribution in October, November or December of the taxable year, payable to shareholders of record on a specified day in any such month, and we actually pay the dividend before the end of January of the following year. The distributions under clause (i) are taxable to the shareholders in the year in which paid, and the distributions in clause (ii) are treated as paid on December 31st of the prior taxable year. In both instances, these distributions relate to our prior taxable year for purposes of the 90% distribution requirement.

If we elect to be taxed as a REIT, we will pay federal income tax on taxable income, including net capital gain, that we do not distribute to shareholders. Furthermore, if we fail to distribute during a calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year we will be taxed on, at least the sum of:

•

85% of our REIT ordinary income for such year,

•

95% of our REIT capital gain income for such year, and

•

any undistributed taxable income from prior periods.

It is possible that we may not have sufficient cash to meet the distribution requirements discussed above. This could result because of competing demands for funds, or because of timing differences between the actual receipt of income and actual payment of deductible expenses and the inclusion of that income and deduction of such expenses in arriving at our REIT taxable income. For example, we may not deduct recognized capital losses from our “REIT taxable income.” Further, it is possible that, from time to time, we may be allocated a share of net capital gain attributable to the sale of depreciated property that exceeds our allocable share of cash attributable to that sale. As a result of the foregoing, we may have less cash than is necessary to distribute taxable income sufficient to avoid corporate income tax and the excise tax imposed on certain undistributed income or even to meet the 90% distribution requirement. In such a situation, we may need to borrow funds, raise funds through the issuance of additional shares of common stock or, if possible, pay taxable dividends of our common stock or debt securities.

Unregistered Sales of Equity Securities

On August 20, 2013, we completed the private placement of 222,000 shares of common stock at a price of $1.25 per share resulting in gross proceeds to us of approximately $277,500. On December 30, 2013, we completed a private placement of 100,000 shares of common stock, including shares sold to Curtis Marks, a director of the Company, at a price of $1.25 per share resulting in gross proceeds to us of approximately $125,000.

Stock Repurchases

None.

Item 6.

Selected Financial Data

Not required for a Smaller Reporting Company.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the section titled “Selected Financial Data” and our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in significant metropolitan areas in the central and southwestern United States. We currently own a 49% interest in an entity that owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender. As of March 1, 2014, the property owned by this entity was 90% leased..

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

We plan to invest in both core income-producing properties requiring relatively small improvements or enhancements and value-added properties that will require more significant investments of capital or management attention (including, but not limited to, leasing vacant space or extending expiring leases) that we expect to provide current income as well as the increased potential for higher long-term value to our company. Our long-term plan is to invest in value-added properties while maintaining a significant part of our portfolio in core properties that we expect to provide income to shareholders.

Factors That May Influence Our Operating Results

Acquisition Strategy. We plan to grow our business through the acquisition of new properties, initially targeting properties that meet the criteria described above under “—Overview” and elsewhere in this report. We expect the properties we acquire will be subject to mortgage financing and other indebtedness that we will assume or refinance. Debt service on such indebtedness will have a priority over any distributions with respect to our common stock.

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of March 1, 2014, our properties were 90% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates with the exception of related party leases which were terminated in the second quarter of 2013.  Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area. Positive or negative changes in economic or other conditions in this area, or areas in our prospective proprieties, including employment and wage rates, natural disasters and other factors, may impact our overall performance.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of December 31, 2013, some of our leases required tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. As a public company, we estimate our annual general and administrative expenses will increase due to increased insurance, accounting and other expenses related to SEC reporting and other compliance matters compared to our historic operations prior to operating as a public real estate holding company.   Legal fees incurred in 2013 were significant due to the company’s recapitalization and formation activities.  We expect legal fees to moderate in 2014 and be primarily associated with our acquisition activities and business matters customary to a public real estate company.

Interest Expense. Our interest expense will depend on the amounts we borrow as well as the interest rates charged by our lenders. Our current loan agreement has fixed rates, is secured by our properties and may not be prepaid without the consent of our lender. Our aggregate interest expense may increase as we acquire properties and could fluctuate between periods if we assume or enter into variable rate loan arrangements and do not hedge any such interest rate risk.

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

Investment in Real Estate

Investment in real estate and fixed assets are carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, and construction, and tenant allowances and improvements. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible asset and identifiable intangibles based on their relative fair values. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market economic conditions.

Depreciation is provided using the straight-line method over the estimated useful life of the assets for building, improvements and furniture and fixtures and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Building	25 years
Building improvements	15 years
Tenant improvements	1-10 years
Furniture and equipment	3 years

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code after we meet REIT qualifications but no sooner than with our taxable year ending December 31, 2014. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

The Company accounts for income taxes under FASB guidelines. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. The Company's policy of accounting for uncertain tax positions is to recognize the tax effects from an uncertain tax position in the financial statements, only if the position is more likely than not to be sustained on audit, based on the technical merits of the position.

Accounting Standards Applicable to Emerging Growth Companies

We qualify as an “emerging growth company” pursuant to the provisions of the JOBS Act. Section 102(b)(1) of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We have elected to use the extended transition period for complying with these new or revised accounting standards. Since we will not be required to comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies, our financial statements may not be comparable to the financial statements of companies that comply with public company effective dates. If we were to elect to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

Results of Operations

Financial and operating results for the year ended December 31, 2013 includes significant costs incurred to recapitalize and operate as a public company and costs of new employees and consultants.  The properties owned by the Company in 2012 were still held in 2013 and no additional properties were acquired although expenses were incurred in the pursuit of prospective acquisitions during 2013.

We expect our revenues, expense reimbursements and each category of expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business and to operate as a publicly traded company.

Comparison of year ended December 31, 2013 to the year ended December 31, 2012

Revenues and Expenses

Rental revenues increased $35,129 or 9%, to $433,196 for 2013 compared to $398,067 for 2012. The increase in rental revenues is primarily attributable to a one-time early lease termination payment.

Expense reimbursements decreased $40,744, or 28%, to $104,275 for 2013 compared to $145,019 for 2012. The decrease in expense reimbursements is attributable to fewer tenants with expense reimbursement provisions in 2013.

General and administrative expenses increased $165,130, or 244%, to $232,796 for 2013 compared to $67,716 for 2012. The increase in general and administrative expenses is attributable to expenses incurred to operate as a publicly held real estate holding corporation which it became in June 2013.  2012 expenses were only those incurred related to the property owned by 5130 LLC.  New expenses incurred in 2013 to operate as a public corporation include new or increased insurance coverage such as Director and Officer insurance, renting office space, filing required reports with the Securities and Exchange Commission, website maintenance, and other expenses not incurred prior to operating as a public company. We expect these expenses to increase for 2014 because they are regular recurring expenses to operate as a public company and will be incurred for an entire year in 2014 compared to a partial year in 2013.

Salary and compensation expenses of $439,950 were incurred in 2013 compared to none in the prior year. The Company had three to five employees during 2013 after it became a publicly held real estate holding corporation. In the previous year, our operations consisted solely of 5130 LLC, and we paid management fees to a related party and did not have any employees or directors.

Professional fees of $567,844 were incurred in 2013 compared to none in the prior year. These expenses were incurred to recapitalize and operate as a public real estate holding company in 2013 and in the pursuit of prospective acquisitions.  These fees include almost $350,000 of legal fees related to the formation activities to recapitalize the company on June 7, 2013.  The remaining professional fees are typical for our company and are expected to increase as we continue to operate as a real estate company and acquire additional properties.

Property operating expenses decreased $35,854, or 37%, to $60,024 for 2013 compared to $95,878 for 2012. The decrease in property operating expenses is attributable to lower volume and pricing of services in 2013 compared to 2012 due to active property management.

Real estate taxes and insurance decreased $3,810, or 3%, to $144,167 in 2013 compared to $147,977 in 2012. Minimal change in taxes and property insurance is due to no change in properties owned from 2012 to 2013.

Interest expense decreased $3,712, or 1%, to $298,025 for 2013 compared to $301,737 for 2012. The decrease in interest expense is attributable to a principal reduction of long term debt.

Depreciation and amortization expense increased $18,765, or 8%, to $262,403 compared to $243,638 for 2012.  The increase in depreciation and amortization expense is primarily due to early disposal of tenant improvements and leasing commissions for terminated tenants.

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

Below is the calculation of FFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. to Funds From Operations

In thousands (except per share)	Year Ended December 31, 2013	Year Ended December 31, 2012
Net (Loss) Income attributable to Talon Real Estate Holding Corp.	$(1,291)	$(153)
Add: Depreciation and Amortization	262	244
Adjust for corporate non-real estate depreciation	(4)	—
Adjust for amortization of financing costs	(10)	(14)
Adjust for noncontrolling interest depreciation and amortization	(126)	(117)
Net Depreciation and Amortization	122	113
Funds from Operations	$(1,169)	$(40)
Basic and diluted FFO income per share	$(0.08)	$(0.00)

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

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of December 31, 2013, we had unrestricted cash of $83,522 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties, including:

•

interest expense and scheduled principal payments on outstanding indebtedness,

•

general and administrative expenses,

•

professional fees,

•

salaries and compensation, and

•

anticipated and unanticipated capital expenditures.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, non-recurring capital expenditures that need to be made periodically and continued expansion of our business through acquisitions. There are no present plans for material capital expenditures to improve, renovate or develop our current properties in excess of available funds in our escrow accounts. Although we plan to aggressively pursue acquisitions to grow our business, we are not a party to any agreement to purchase any additional properties (other than the remaining 51% interest in 5130 LLC) and there is no assurance that we will be able to acquire additional properties in the future.

In 2013, we incurred significant expenses related to the Company’s formation activities and operating as a public real estate holding corporation which required additional funding in the form of issuances of common stock.  As of December 31, 2013, we had unrestricted cash of $83,522 with current obligations including accounts payable and accrued expenses substantially in excess of the available cash. During 2013, we raised $402,500 from the completion of private placements of common stock at a price of $1.25 per common share for 322,000 shares.  We also became party to a note payable to one of our directors in the amount of $100,000 with principal and interest due May 2014.  Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and are not expected to provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings during the next year.  Additional financing is necessary for our company to continue as a going concern. Our independent auditors have included an explanatory paragraph regarding our ability to continue as a going concern in their audit opinion for the year ended December 31, 2013.

In the future, we anticipate using a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financings (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management.  There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan, with an original balance of $4.45 million, and the B loan, with an original balance of $300,000, with fixed interest rates of 6.049% per annum and 12.75% per annum, respectively, and a current weighted average loan rate of 6.49% on a combined balance of approximately $4.5 million. The loans mature on April 8, 2017 and can be accelerated in certain circumstances, including if there is an event of default under the loan agreement.  On December 30, 2013, we became a party to an unsecured note payable to one of our directors in the amount of $100,000 at a 14% interest rate with all interest and principal due at maturity on May 15, 2014.

Off Balance Sheet Arrangements

At December 31, 2013, we did not have any off-balance sheet arrangements.

Inflation

As of December 31, 2013, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During 2013 and 2012, inflation did not have a material impact on our revenues or net income.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

Item 8.

Financial Statements and Supplementary Data

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the Years Ended

December 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Talon Real Estate Holding Corp.

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Talon Real Estate Holding Corp. as of December 31, 2013 and 2012, and the related consolidated statements of operations, equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon Real Estate Holding Corp. as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 13 to the consolidated financial statements, the company has suffered recurring losses from operations and is dependent on the success of future capital raises or profitable acquisitions of additional investment properties to sustain operations through at least December 31, 2014.  In addition, the company has been served with a complaint alleging that the company has defaulted under the terms of the company’s promissory notes and mortgage and the company’s lender has commenced actions to foreclose on the related properties.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 13.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 31, 2014

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012
ASSETS
Land	$250,000	$250,000
Land improvements	140,000	140,000
Building & improvements	3,449,040	3,555,753
Equipment, furniture and fixtures	28,864	-
Total property and equipment	3,867,904	3,945,753
Less: accumulated depreciation	(1,755,973)	(1,617,248)
Net property & equipment	2,111,931	2,328,505

Cash	83,522	66,732
Deposits	6,091	-
Rents receivable, net of allowance for doubtful accounts of $5,000 as of both December 31, 2013 and December 31, 2012	8,914	333
Deferred rents receivable	35,824	73,433
Restricted escrows & reserves	190,472	153,976
Prepaid insurance	36,592	5,999
Deferred financing costs, net	42,414	57,390
Deferred leasing costs, net	-	6,521
TOTAL ASSETS	$2,515,760	$2,692,889

LIABILITIES
Notes payable	$4,484,260	$4,558,216
Notes payable - related party	100,000	-
Accounts payable	480,695	35,598
Accrued expenses	107,895	28,660
Tenant security deposits	30,328	35,136
Prepaid rent	-	6,320
Accrued interest	25,124	100,150
Total Liabilities	5,228,302	4,764,080

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

SHAREHOLDERS' EQUITY (DEFICIT)
Subscription receivable	$-	$(30,000)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both December 31, 2013 and December 31, 2012	-	-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 15,762,222 issued and outstanding as of December 31, 2013 and 15,140,222 as of December 31, 2012	15,762	15,140
Additional paid in capital	449,873	-
Membership interest	(839,861)	(1,015,324)
Retained deficit	(1,126,963)	-
Total Talon Real Estate Holding Corp. shareholders' equity (deficit)	(1,501,189)	(1,030,184)
Noncontrolling interests - consolidated real estate entities	(1,211,353)	(1,041,007)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(2,712,542)	(2,071,191)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$2,515,760	$2,692,889

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2013 and 2012

	2013	2012
REVENUE
Rent	$433,196	$398,067
Tenant reimbursement	104,275	145,019
Other income	6,763	1,810
Total Revenue	544,234	544,896

EXPENSES
General & administrative	232,796	67,716
Salary and compensation	439,950	-
Professional	567,844	-
Property operating expenses	60,024	95,878
Real estate taxes & insurance	144,167	147,977
Depreciation and amortization	262,403	243,638
Total Expenses	1,707,184	555,209

Operating Loss	(1,162,950)	(10,313)

Interest expense	(298,025)	(301,737)

NET LOSS	(1,460,975)	(312,050)

Net loss attributable to noncontrolling interests - consolidated real estate entities	(170,346)	(159,146)

NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(1,290,629)	$(152,904)

Loss per common share basic and diluted	$(0.08)	$(0.01)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2013 and 2012

	Number of Common Shares	Common Shares	Additional Paid In Capital	Retained Earnings	Subscription Receivable	Membership Interest	Total controlling Interests	Non- controlling Interests	Total Equity
December 31, 2011 Balance	-	$-	$-	$-	$-	$(1,891,400)	$(1,891,400)	$-	$(1,891,400)
Recapitalization to show shares from formation transactions at the beginning of the period	15,140,222	15,140	-	-	-	949,474	964,614	(964,614)	-
December 31, 2011 Balance (note 1)	15,140,222	15,140	-	-	-	(941,926)	(926,786)	(964,614)	(1,891,400)
Net loss	-	-	-	-	-	(152,904)	(152,904)	(159,146)	(312,050)
Contributions by members	-	-	-	-	-	134,208	134,208	139,687	273,895
Distributions to members	-	-	-	-	-	(54,702)	(54,702)	(56,934)	(111,636)
Membership interest issued for services	-	-	-	-	(30,000)	-	(30,000)	-	(30,000)
December 31, 2012 Balance - (note 1)	15,140,222	15,140	-	-	(30,000)	(1,015,324)	(1,030,184)	(1,041,007)	(2,071,191)
Membership interest issued for cash	-	-	-	-	-	319,129	319,129	-	319,129
Membership interest issued for services	-	-	-	-	30,000	20,000	50,000	-	50,000
Shares issued as stock compensation	300,000	300	47,695	-	-	-	47,995	-	47,995
Shares issued for cash	322,000	322	402,178	-	-	-	402,500	-	402,500
Net loss	-	-	-	(1,126,963)	-	(163,666)	(1,290,629)	(170,346)	(1,460,975)
December 31, 2013 Balance	15,762,222	$15,762	$449,873	$(1,126,963)	$-	$(839,861)	$(1,501,189)	$(1,211,353)	$(2,712,542)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2013 and 2012

	For the Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,460,975)	$(312,050)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	262,403	243,638
Stock-based compensation expense	47,995	-
Services received for shares issued	50,000	-
Provision for doubtful accounts	-	(5,000)
Changes in operating assets and liabilities:
Deposits	(6,091)	-
Rents receivable	(8,581)	7,279
Deferred rents receivable	37,609	8,617
Leasing commissions paid	-	(4,200)
Prepaid insurance	(30,593)	(145)
Accounts payable	449,629	14,911
Accrued expenses	79,235	14,950
Tenant security deposits	(4,808)	-
Prepaid rent	(6,320)	6,320
Accrued interest	(75,026)	49,513
Net cash flows from operating activities	(665,523)	23,833

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(28,864)	-
Deposits to restricted escrows and reserves	(186,150)	(136,487)
Payments from restricted escrows and reserves	149,654	148,135
Net cash flows from investing activities	(65,360)	11,648

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(73,956)	(54,296)
Proceeds of related party loan	100,000	-
Contributions from members	319,129	243,895
Sale of common stock	402,500	-
Distributions paid	-	(111,636)
Increase or (decrease) in checks issued in excess of bank balances	-	(46,712)
Net cash flows from financing activities	747,673	31,251

Net Change in Cash	16,790	66,732

CASH - BEGINNING OF PERIOD	66,732	-
CASH - END OF PERIOD	$83,522	$66,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages	$373,051	$252,166
Non-cash investing and financing activities:
Membership contribution funded from subscriptions receivable	$-	$30,000

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

On June 7, 2013, we entered into a series of transactions (collectively, the “Formation Transactions”) that changed our business organization. On June 7, 2013, we changed our name to Talon Real Estate Holding Corp. (“TREHC”, or “the Company”) and issued 13,540,190 shares of our common stock for the contributions from the holders of a 49% interest in 5130 Industrial Street, LLC (“5130 LLC”) and all the interest in Talon Real Estate, LLC (“Talon RE”) which holds a purchase agreement to acquire the remaining 51% interest in 5130 LLC, for 2,820,810 shares. 5130 LLC was incorporated in the state of Delaware on November 23, 2005 to purchase real estate. Talon RE was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties and preparing the Formation Transactions.  On June 3, 2013, we entered into a limited partnership agreement of Talon OP, L.P. (“Talon OP”), which we refer to as our Operating Partnership. On June 7, 2013 we contributed our interest in 5130 LLC and Talon RE into Talon OP for equivalent general partnership units as part of the Formation Transactions. 5130 LLC owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area.  We acquired such interest in this entity in June 2013 from certain parties, including the MG Kaminski Revocable Trust (“The Kaminski Trust”), the beneficiaries of which are the children of MG Kaminski, our Chief Executive Officer.  The Kaminski Trust owns the remaining 51% interest in the industrial complex.  Talon RE, a wholly owned subsidiary of our Operating Partnership, entered into a contribution agreement to acquire the remaining interest in the entity from The Kaminski Trust, subject to receiving consent to the transfer from the entity’s lender.  On June 7, 2013, we entered into a stock purchase agreement pursuant to which our company divested ourselves of our historic “do-it-yourself” instruction manual business by selling all the outstanding shares of The Guidebook Company, Inc., a Utah Corporation and wholly owned subsidiary primarily engaged in such business (“Guidebook”).  Guide had 1,600,032 shares of common stock issued and outstanding prior to the Formation Transactions. These shares, along with the shares issued in the Formation Transactions on June 7, 2013, represent the shares issued and outstanding immediately after formation of Talon Real Estate Holding Corp. with a combined total of 15,140,222 shares.

Basis of Presentation

We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners.  Guidebook, which was sold in connection with the Formation Transactions, is no longer included in our financial statements. The contributions that constitute the Formation Transactions were accounted for as a reverse acquisition and recapitalization, and Talon OP was considered to be the accounting acquirer. Therefore, the historical presentation of our financial statements for periods prior to the Formation Transactions are that of Talon Real Estate Holding Corp. and its subsidiaries on a consolidated basis including the Operating Partnership with its subsidiaries.  Historical presentation of shareholders’ equity of TREHC was restated for common stock issued in the Formation Transactions and retained earnings of TREHC, formerly Guide, in periods prior to the formation were eliminated.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of December 31, 2013, the Company had tenants occupying approximately 76% of the rentable space.  In March 2014, a tenant entered into a long-term contract that increased the occupancy to 90%.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $190,472 and $153,976 as of December 31, 2013 and December 31, 2012, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $5,000 as of both December 31, 2013 and December 31, 2012.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense of $6,521 and $3,930 for the years ended December 31, 2013 and 2012, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term. The Company had amortization expense of $10,444 and $13,504 for the years ended December 31, 2013 and 2012, respectively.

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

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Building	25 years
Building Improvements	15 years
Tenant Improvements	1-10 years
Furniture and Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the years ended December 31, 2013 or 2012.

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $47,995 of compensation expense for the year ended December 31, 2013.  No stock-based compensation was recognized in 2012.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has also issued common stock in exchange for goods or services of non-employees.  These shares are are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

The Company received professional services in exchange for membership units that were valued at $50,000 during the year ended December 31, 2013. These membership units were contributed to the Company in exchange for shares of common stock as part of the Formation Transactions.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Years Ended December 31,
	2013	2012
Weighted average common shares outstanding - basic	15,281,886	15,140,222
Plus potentially dilutive common shares:
Unvested restricted stock	101,931	-
Contingent shares (note 10)	-	-
Weighted average common shares outstanding - diluted	15,383,817	15,140,222

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

On March 25, 2014, the Company entered into an unsecured loan agreement with Curtis Marks, one of its directors.  The note provides for a $100,000 loan to the Company with an annual interest rate of 14% payable at maturity on July 21, 2014.

NOTE 5 – NOTES PAYABLE

The Company holds two mortgages that are secured by the underlying real estate and mature on April 8, 2017.

Notes payable consist of the following:

	December 31, 2013	December 31, 2012
Mortgage Note A Due in monthly installments of principal and interest of $22,446 with a fixed interest rate of 6.049%, maturing April 8, 2017.	$4,187,827	$4,260,727

Mortgage Note B Due in monthly installments of principal and interest of $3,062 with a fixed interest rate of 12.75%, maturing April 8, 2017.	$296,433	$297,489
Total	$4,484,260	$4,558,216

Aggregate future minimum principal maturities required on notes payable for years ending December 31 are as follows:

2014	68,003
2015	72,377
2016	76,212
2017	4,267,668
TOTAL	$4,484,260

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 6 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from one to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from May 2014 to May 2018. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The company has the following future minimum rentals on non-cancellable leases, including leases entered into subsequent to December 31, 2013:

2014	$327,356
2015	323,611
2016	148,553
2017	115,248
2018	23,095
Total	$937,863

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

The Company engaged in services with related parties due to common ownership, which are described below.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $8,433 and $34,483 for the years ended December 31, 2013 and 2012, respectively. In 2012, the company also had an administrative and maintenance agreement with this company with fees totaling $35,975 for the year ended December 31, 2012.

The Company had a general services and maintenance agreement with Outside Services & Storage LLC, a related party, which terminated at the end of May 2013.  The total cost of these services was $20,912 and $36,106 for the years ended December 31, 2013 and 2012, respectively.  The Company also had a lease agreement with Outside Services & Storage LLC, which ended on July 31, 2013.  This agreement allowed Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates.  The Company received lease payments of $0 and $53,701 from this related party for the years ended December 31, 2013 and 2012, respectively. Related party revenue is recognized when received.

The Company also received $100,000 at the end of 2013 in an unsecured note with a 14% interest rate payable to one of its Directors. No interest expense was recognized in 2013.  Both principal and all accrued interest is due at maturity on May 15, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 8 – CONCENTRATIONS

The Company has two tenants that rent approximately 50% of the total rentable space with base rent representing 59% and 62% of total base rent revenues for the years ended December 31, 2013 and 2012, respectively. The largest tenant rents approximately 35% of the rentable space.  The Company had one tenant who accounted for 88% of the total outstanding rents receivable balance as of December 31, 2013 and 100% as of December 31, 2012.

NOTE 9 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The balances in these restricted escrows and reserve accounts are as follows:

	December 31, 2013	December 31, 2012
Real estate tax escrow	$86,105	$59,591
Replacement reserve escrow	92,530	73,940
Property insurance escrow	11,837	20,445
	$190,472	$153,976

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 5 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease as of December 31, 2013 are $17,021.

Management is currently in dispute with the lender and loan servicer on its two mortgage notes payable (the Notes) regarding the current status of the Notes and the accounting for historical payments made on the Notes. The lender is claiming that 5130 LLC is in default on the Notes and has filed a motion and complaint to establish a receiver for the real properties owned by 5130 LLC and seeks to foreclose based upon a default under the underlying promissory notes and mortgage.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Management believes 5130 LLC has made all scheduled monthly payments due on the Notes and that the Notes and related escrow and reserve accounts are correctly reflected on the financial statements based on its ability to confirm remittance of all scheduled payments to the lender.   We believe that loan payments were not properly credited by the loan servicer based upon review of the servicer’s accounting records.  Management believes that upon conclusion of the loan servicer’s reconciliation of our payments, the two parties will reach an acceptable solution and does not believe that a loss contingency is reasonably probable and has not accrued for a loss contingency in our financial statements.  However, due to the uncertainty of the ultimate resolution of dispute, it is at least reasonably possible that the final resolution may change within the near term, and that such change may have a material impact on the consolidated financial statements.

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2013 because it projects losses to exceed operating income in 2013. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of its net deferred tax assets and has provided a full valuation allowance of $336,050 against the net deferred tax assets as of December 31, 2013. The net change in the total valuation allowance for the year ended December 31, 2013 was an increase of $336,050.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes.  There were no unrecognized tax benefits at the end of the reporting period.  Prior to the Formation Transactions on June 7, 2013, the Company was a limited liability company which was a disregarded entity for tax purposes, therefore, taxable net loss of the Company was included in the income tax returns of its members.  Accordingly, no recognition had been given to federal or state income taxes for the year ended December 31, 2012.

The Company calculated its estimated annualized effective tax expense rate at 0% for December 31, 2013.  The Company had no income tax expense based on its pre-tax loss for the year ended December 31, 2013.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 11 – INCOME TAXES (continued)

Deferred tax assets (liabilities) consist of the following components as of:

December 31, 2013
Deferred tax assets:
Loss carry forwards	$336,050
Valuation allowance for deferred tax assets	(336,050)
Net deferred tax assets	$-

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

2013
Statutory U.S. income tax rate	34.00%
State taxes, net of federal tax effect	6.47
Change in valuation allowance	(26.04)
Other, including permanent differences	(14.43)
Effective income tax benefit rate	-%

At December 31, 2013, the Company had net operating loss carryforwards for federal purposes of $848,050 and $737,445 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2029.

The future utilization of federal net operating loss carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The acquisition of additional shares by a greater than 5% shareholder could result in an “ownership change” under Section 382.  Therefore, the ability to apply our net operating losses in the future may become limited.

NOTE 12 – RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan.  The 2013 Equity Incentive Plan (“the Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors, and consultants. Employee awards granted in 2013 vest monthly over 36 months provided the recipient remains an employee or consultant of the Company.  The Non-Employee Director Compensation Plan allows 60,000 shares of restricted common stock to be granted upon election to the board and is included in the Plan. These stock grants vest one-third of the shares on the date of grant, one-third on January 1 of the year following the date of grant, and one-third on January 1 of the second year following the date of grant, provided the recipient remains a member of the board as of the vesting date.  As of

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 12 – RESTRICTED STOCK (continued)

December 31, 2013, the Company granted 120,000 shares to employees and 180,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the year ended December 31, 2013:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2013	-	$-
Granted	375,000	0.60
Vested	(79,992)	0.60
Forfeited or rescinded	(75,000)	0.60
Granted and not vested, December 31, 2013	220,008	$0.60

As of December 31, 2013, there was $132,005 of total unrecognized compensation expense related to the outstanding restricted stock which is expected to be recognized over a weighted average period of 11 months.  The Company recognized $47,995 of stock-based compensation expense for the year ended December 31, 2013 which is included in salary and compensation in the consolidated statements of operations.  The Company granted 75,000 shares to employees on June 7, 2013 that were subsequently rescinded before any shares vested and are included in the forfeited amount in the table above.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2013	1,500,000
Granted	(375,000)
Forfeited or rescinded	75,000
Authorized but not granted or issued, December 31, 2013	1,200,000

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2013 and 2012

NOTE 13 – GOING CONCERN

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

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of December 31, 2013, we had unrestricted cash of $83,522 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Although we plan to aggressively pursue acquisitions to grow our business, we are not a party to any agreement to purchase any additional properties (other than the remaining 51% interest in 5130 LLC) and there is no assurance that we will be able to acquire additional properties in the future or obtain the necessary financing to acquire such properties.

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and do not provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings in 2014.  In 2013, we sold 322,000 shares of common stock in private placements resulting in gross proceeds of approximately $402,500. A substantial portion of these proceeds were used to satisfy current general operating expenses.

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

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.

                Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.

Changes in Internal Control over Financial Reporting

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013.  In making this assessment, our management used the criteria set forth in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, management believes that as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company, as a smaller reporting company, to provide only management’s report in its annual report.

There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers.”

Directors

The following table sets forth certain information regarding each of our directors:

Name	Age	Position	Director Since
MG Kaminski	54	Chief Executive Officer and Chairman of the Board of Directors	June 2013
Neil Brown	55	Director and Chairman of the Audit Committee	June 2013
Frank Elsenbast	48	Director and Chairman of the Governance and Nominating Committee	June 2013
Curtis Marks	53	Director and Chairman of the Compensation Committee	June 2013

Our board of directors has established an audit committee, a compensation committee and a governance and nominating committee. Mr. Brown, Mr. Marks, and Mr. Elsenbast are members of each of our committees.

NEIL BROWN has served as our Director since June 7, 2013.  Mr. Brown also serves as Chief Financial Officer of Sawtooth Asset Management, Inc. Previously, Mr. Brown served as Chief Risk Officer of TCF Financial Corporation, a national bank holding company based in Minnesota, from January 2012 to November 2012.  From 1998 to 2012, Mr. Brown served in various other roles at TCF, including President and Chief Operating Officer from 2007 to 2011 and Executive Vice President and Chief Financial Officer from 1998 to 2006.  Prior to joining TCF, Mr. Brown was an audit partner at KPMG in Minneapolis. Mr. Brown’s qualifications to serve on our board of directors include, among other skills and qualifications, his financial accounting and risk management expertise and his experience in the management of publicly-traded companies developed during his service at TCF.

FRANK ELSENBAST has served as our Director since June 7, 2013.  Mr. Elsenbast also serves as the Chief Financial Officer and Chief Operating Officer at Zelle Hofmann Voelbel & Mason LLP, a national law firm focused in the areas of complex business litigation and dispute resolution.  Previously, Mr. Elsenbast  was the Chief Financial Officer of LodgeNet Interactive Corporation, an interactive media and connectivity services provider and a publicly traded company. In that role, Mr. Elsenbast was responsible for finance, investor relations, accounting, credit, information technology, facilities and contract administration. Prior to joining LodgeNet in 2010, Mr. Elsenbast was the Chief Financial Officer of ValueVision Media, a multichannel electronic retailer.  Mr. Elsenbast’s qualifications to serve on our board of directors include, among other skills and qualifications, his capabilities in financial understanding, investor relations and debt financing as well as his experience with public companies as Chief Financial Officer of LodgeNet Interactive Corporation and ValueVision Media.

CURTIS MARKS has served as our Director since June 7, 2013.  Mr. Marks also serves as the President and Chief Executive Officer of Verifications Inc., an international employment screening and on-boarding company which he founded in February 1989 and which currently provides services to 48% of Fortune 100 companies. In that role, Mr. Marks primarily focuses on strategic planning, acquisitions, and developing business partners.  Prior to Verifications Inc., Mr. Marks served as Chief Executive Officer of Automated Telemarketing Services Inc., a software reseller.  Mr. Marks also has extensive experience owning and working with technology-focused companies in various industries.  Mr. Marks’ qualifications to serve on our board of directors include, among other skills and qualifications, his management and operational experience as well as his experience in founding, building, and owning various companies.

Audit Committee of our Board of Directors

Mr. Brown, Mr. Marks, and Mr. Elsenbast comprise our audit committee. The purpose of our audit committee is to oversee the accounting and financial reporting processes of our company and the audits of the financial statements of our company.  Our audit committee’s function is one of oversight and, in that regard, our audit committee meets with our management and our independent registered public accounting firm to review and discuss our financial reporting and our controls regarding accounting and risk of material loss.

All of our directors, except for MG Kaminski are “independent” as that term is defined in Rule 5605(a) of the Nasdaq Stock Market Marketplace Rules, which is the standard for independence we have chosen for purposes of the disclosure required in this report by SEC rules (even though our common stock is not listed on the Nasdaq Stock Market) and as that term is defined by Section 301 of the Sarbanes-Oxley Act of 2002.  Our board of directors has determined that Mr. Brown, the chair of our audit committee, is an “audit committee financial expert” as defined by SEC regulations.

Code of Ethics

We have adopted a code of business conduct applicable to our directors, officers (including our principal executive officer and principal financial officer) and employees.  The Code of Business Conduct is available on our website at www.talonreit.com under the Corporate Governance section.  We plan to post on our website at the address described above any future amendments or waivers of our Code of Conduct.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of our common stock to file reports of their ownership of our common stock and changes in their ownership with the SEC.  To our knowledge, all reports required to be filed under Section 16(a) of the Securities and Exchange Act of 1934 were filed on a timely basis during 2013.

Item 11.

Executive Compensation

This section contains a discussion of the material elements of the compensation program covering our chief executive officer and chief financial officer named in the Summary Compensation Table elsewhere in this report, who are referred to in this report as the named executives.

Executive Compensation Objectives

The goal of our executive compensation program is to attract and retain motivated individuals who will lead our company to achieve long-term success and growth in shareholder value.  In pursuit of this goal, we shall seek executive compensation commensurate with the level of job responsibility, individual performance and company performance and to align the interest of the named executives with those of our shareholders.  We seek to motivate current and long-term performance through cash and equity incentive awards and to remain competitive with the compensation of other leading employers who compete with us for talent.

Compensation Committee Process

Our Compensation Committee consists of our three independent directors, Mr. Brown, Mr. Marks, and Mr. Elsenbast, that meet periodically to review compensation for each executive officer.  The chairman of the committee, Mr. Marks, served as President and Chief Executive Officer of an international employment screening and on-boarding company which he founded in 1989 and provides services to 48% of Fortune 100 companies.  The committee members will consider all elements of compensation and utilize their experience and judgment in determining the total compensation elements appropriate for each executive consistent with our compensation objectives.  The compensation committee has determined that our compensation programs do not create inappropriate or excessive risk that is likely to have a material adverse effect on the company.

Our compensation committee consults with our management, and our chief executive officer makes recommendations to the committee regarding compensation of our executive officers.  Our chief executive officer participates in the compensation committee’s deliberations regarding compensation for executive officers other than our chief executive officer, although all determinations are made by the committee.  The compensation committee’s charter provides that our chief executive officer may not be present during the committee’s voting or deliberations regarding the chief executive officer’s compensation, and he does not participate in such voting or deliberations.

Determining Executive Compensation for the Year Ended December 31, 2013

Our executive compensation program for 2013 consisted of three main elements:

•

Base salary

•

Equity awards

•

Other benefits

We have a long-term equity incentive program that we have used in the past to encourage the creation of long-term value for our shareholders, retain our key executives and build equity ownership among participants in the program.  We believe stock grants can align the interests of the named executives with those of our shareholders and enhance retention of key executives and provide value only if the employee remains with our company until his or her stock grants vest.  We did not grant any equity awards to our chief executive officer in 2013.

Elements of Executive Officer Compensation for the Year Ended December 31, 2013

Base Salary

Base salary is a set amount of cash compensation that is not variable in nature.  Base salaries for the executive officers are reviewed annually by the compensation committee, but are not automatically increased if the committee believes that the executive’s total compensation opportunity from all elements of compensation is appropriate in light of our compensation objectives.  Adjustments are based on each executive officer’s performance for the prior year; his or her experience, expertise and position within our company; overall company performance; and compensation levels for comparable positions at other companies in the retail industry with whom our company competes, as reported in external compensation sources.  Although the compensation committee uses comparative data as a tool to assess reasonableness and competitiveness of base salaries, the members of the committee also exercised their subjective judgment in view of our compensation objectives.

The aggregate base salaries earned by the named executives in fiscal 2008 are listed in the Summary Compensation Table below.  Our compensation committee has not approved any increases in base salary for executive officers in 2013.

Mr. Kaminski has a base salary of $23,660 for 2013 for which he has earned $13,399 in 2013 but which has not been paid as of the date of this report.

Equity Awards

Equity incentive award compensation is a key component of our company’s executive compensation strategy.  The 2013 Equity Incentive Plan (“the 2013 Plan”) allows us to grant stock options, stock appreciation rights (or SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Each award will be evidenced by an agreement with the award recipient setting forth the terms and conditions of the award, except for awards that involve only the immediate issuance of unrestricted shares of our common stock. Awards under the 2013 Plan will have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The compensation committee may generally amend the terms of any award previously granted, except that no stock option or SAR may be amended to decrease its exercise price or in any other way be “repriced” without the approval of our shareholders, and no award may be amended in a way that materially impairs the rights of a participant without the participant’s consent (unless the amendment is necessary to comply with applicable law or stock exchange rules or any compensation recovery policy adopted by our board of directors or the compensation committee). Under the 2013 Plan, our compensation committee may structure any “full value award” (an award other than an option, SAR or cash incentive award) or any cash incentive award in a manner designed to qualify the award as performance-based compensation that is not subject to the $1,000,000 limitation on the federal income tax deductibility of compensation paid to any covered executive officer that is imposed by Section 162(m) of the Code.

In 2013, the Company awarded 120,000 shares of restricted stock that vest over 36 months to our chief financial officer under the 2013 Plan pursuant to her employment agreement.

Other Benefits

The compensation committee believes that we must offer a competitive benefits program to attract and retain our executive officers.  During 2013, we provided medical and other benefits to our executive officers that are generally available to our other employees.

Other Agreements and Policies

Employment Agreements

MG Kaminski

We are party to an employment agreement with MG Kaminski, our Chief Executive Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Mr. Kaminski by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement, Mr. Kaminski will receive $23,660 in annual base salary for 2013. Thereafter, his base salary will be determined by our board of directors or the compensation committee and reviewed annually. Mr. Kaminski is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or the compensation committee if he meets or exceeds performance goals mutually agreed upon by him and us. Such bonus compensation will be determined by our board of directors or the compensation committee on an annual basis.  As of the date of this report, we have not agreed on any performance goals for 2014 with Mr. Kaminski.

Mr. Kaminski’s employment agreement requires he not disclose our confidential information during the term of the agreement or thereafter. He also is prohibited from competing with us or soliciting any of our employees during the term of his employment with us and for a period of one year following termination of his employment.

Eun Stowell

We are party to an employment agreement with Eun Stowell, our Chief Financial Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Ms. Stowell by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement, Ms. Stowell’s annual base salary is $200,000 and will be reviewed annually and may be adjusted by us from time to time. Ms. Stowell is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or compensation committee if she meets or exceeds performance goals mutually agreed upon by her and us. Such bonus compensation will be determined by our board of directors or compensation committee on an annual basis.  As of the date of this report, we have not agreed on any performance goals for 2014 with Ms. Stowell.

Pursuant to the agreement, we issued Ms. Stowell 120,000 restricted shares of our common stock.  These shares vest in 36 equal monthly installments following the date of grant.

Ms. Stowell’s employment agreement requires her not disclose our confidential information during the term of the agreement or thereafter. She also is prohibited from competing with us or soliciting any of our employees during the term of her employment with us and for a period of one year following termination of her employment.

Equity Award Approval Policy

Our board of directors has adopted a policy regarding the approval of equity awards under the 2013 Plan.  Equity awards are determined annually by a meeting of the compensation committee or by written action.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer or its other four most highly paid executive officers.  This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareholders).  We believe that all executive compensation in 2013 is deductible under current federal income tax laws.  We believe there may be circumstances in which our interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Section 162(m).  We also believe that the amount of any loss of a tax deduction under Section 162(m) will be insignificant to our company’s overall tax position.

Compensation Committee Report

The compensation committee of our board of directors has discussed and reviewed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee
Curtis Marks (chair)
Neil Brown
Frank Elsenbast

Summary Compensation Table

The following table shows, for our named executives, information concerning compensation earned for services in all capacities during fiscal 2013.  No compensation was earned in 2012 and 2011.

		Salary ($)	Stock Awards ($) (1)	Other Compensation ($)(3)	Total ($)
MG Kaminski, Chief Executive Officer (2)	2013	13,399	—	6,843	20,242

Eun Stowell, Chief Financial Officer	2013	150,399	11,995	1,297	163,691

(1)

Values expressed represent the actual compensation cost recognized by our company during 2013 for stock awards granted in 2013 and utilizing the assumptions discussed in Note 12 to our company’s financial statements for 2013.

(2)

Mr. Kaminski's 2013 compensation is expected to be paid in its entirety in 2014.

(3)

Consists of the amounts paid for medical and dental insurance for the benefit of the named executives.

Grants of Plan-Based Awards

The following table sets forth certain information concerning awards granted under the 2013 Plan to the named executive officers during 2013.

Name	Grant Date	Stock Awards	Grant Date Fair Value of Stock Awards
Eun Stowell	6/7/13	120,000 (1)	$72,000

(1)

The restricted stock identified in “Stock Awards” vest in 36 equal monthly installments.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding awards granted under the 2013 Plan to the named executive officers during 2013.

Name	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Eun Stowell	100,008	$200,016 (1)

(1)

Market value of shares determined using the price at which our common stock last traded on the Over the Counter Bulletin Board on December 3, 2013.

Potential Payments Upon Termination or Change-in-Control

Employment Agreement Provisions

The employment agreements we currently have in place with Ms. Stowell contains the following provisions regarding potential payments upon termination:

If Ms. Stowell’s employment with us is terminated during the term by us for any reason other than cause, or by Ms. Stowell for good reason, then we will pay Ms. Stowell a lump sum payment equal to 100% of her annual base salary as of the termination date. “Cause” is defined in the agreement to include: (1) an intentional act of fraud, embezzlement, theft or any other material violation of law; (2) intentional damage to us or our subsidiaries’ assets; (3) the willful and continued failure to substantially perform required duties for us (other than as a result of incapacity due to physical or mental illness); or (4) willful conduct that is demonstrably and materially injurious to us. “Good reason” is defined in the agreement to include: (1) a material breach by us of any terms and conditions of Ms. Stowell’s employment agreement; or (2) a material reduction of Ms. Stowell’s salary.  Ms. Stowell is required to sign a release of claims in connection with receiving any payments described in this paragraph.

Change in Control

Unless otherwise provided in an award agreement, if a change in control, as defined below, occurs that involves a sale of all or substantially all of our assets or a merger, consolidation, reorganization or statutory share exchange involving our company, our board of directors or compensation committee are to take one or more of the following actions with respect to outstanding awards under the 2013 Plan:

•

Arrange for the surviving or successor entity to continue, assume or replace some or all of the outstanding awards under the 2013 Plan.

•

Accelerate the vesting and exercisability of outstanding awards prior to and conditioned upon the occurrence of the event and provide that unexercised options and SARs will be terminated at the effective time of the event.

•

Cancel any outstanding award in exchange for payment to the holder of the amount of the consideration that would have been received in the event for the number of shares subject to the award, less the aggregate exercise price (if any) of the award.

•

Provide that if an award is continued, assumed or replaced in connection with such an event and if within 18 months after the event a participant experiences an involuntary termination of service other than for cause, the participant’s outstanding awards will vest in full, will immediately become fully exercisable and will remain exercisable for one year following termination.

•

Make adjustments to awards as described below under the caption “Adjustment of Awards.”

Director Compensation for 2013

The following table shows information concerning compensation provided to each of our non-employee directors for services provided during 2013.

Name	Stock Awards ($) (1)	Fees earned or paid in cash ($)	Total Compensation ($)
Neil Brown (2)	12,000	-	12,000
Frank Elsenbast (3)	12,000	-	12,000
Curtis Marks (4)	12,000	-	12,000

(1)

Valuation for restricted stock awards is based on the compensation cost we recognized during 2013 for financial statement purposes under generally accepted accounting principles for awards granted in 2013 utilizing the assumptions noted in Note 12 to our financial statements for 2013.

(2)

Mr. Brown has 40,000 shares of restricted common stock that remain unvested at December 31, 2013 with an estimated future compensation expense of $12,000 in 2014 and $12,000 in 2015 related to these shares.

(3)

 Mr. Elsenbast has 40,000 shares of restricted common stock that remain unvested at December 31, 2013 with an estimated future compensation expense of $12,000 in 2014 and $12,000 in 2015 related to these shares.

(4)

Mr. Marks has 40,000 shares of restricted common stock that remain unvested at December 31, 2013 with an estimated future compensation expense of $12,000 in 2014 and $12,000 in 2015 related to these shares.

As of June 7, 2013, we adopted our director compensation plan.  Under the plan, in addition to reimbursing directors for their out-of-pocket expenses in connection with attending meetings of our board of directors and board committees, we granted each non-employee director 60,000 shares of restricted common stock upon election to the board, with 20,000 shares vesting on the date of grant and the balance vesting in two equal amounts on January 1 of the calendar years following the date of grant.  We provided no other compensation to our employee directors for service on our board of directors or committees of the board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any of its executive officers serving as a member of our board of directors or compensation committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Outstanding Equity Awards

The following table provides information as of December 31, 2013 for our 2013 Equity Incentive Plan under which securities may be issued:

Plan	Number of shares underlying issued and outstanding stock grants	Weighted-average price of stock grants (1)	Number of shares remaining available for future issuance
2013 Equity Incentive Plan (approved by shareholders)	300,000	$0.60	1,200,000
Equity compensation plans not approved by shareholders	none	none	none

(1)

The weighted-average price of stock grants was determined using the price at which our common stock last traded on the Over the Counter Bulletin Board prior to the stock awards granted on June 7, 2013.

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2014 by each shareholder whom we know to be the beneficial owner of more than 5% of our common stock, each director, each named executive officer, and all executive officers and directors as a group.  At the close of business on March 15, 2014, there were 16,693,822 shares of common stock issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such shares and the mailing address for each person listed in the table is 5500 Wayzata Blvd., Suite 1070, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Executive Officers:
MG Kaminski	10,030,000(1)	60.1%
Eun Stowell	465,000(2)	2.8%
Neil W. Brown	255,000(3)	1.5%
Curtis Marks	280,000(4)	1.7%
Frank Elsenbast	80,000(5)	*
All directors and executive officers as a group (5 persons)	11,110,000	66.7%

Other Beneficial Owners:
First Tracks, LLC	7,000,000(6)	41.9%
Thomas F. Dougherty	2,040,000(7)	12.2%

*

Less than one percent.

(1)

Includes 2,820,810 shares issuable to The Kaminski Trust in connection with our anticipated acquisition of the remaining 51% interest in 5130 LLC and 209,190 shares owned by The Kaminski Trust for which MG Kaminski and his wife, Brenda H. Kaminski, serve as trustee.  Also includes 7,000,000 shares owned by First Tracks, LLC which is wholly owned by Ms. Kaminski. Mr. Kaminski may be deemed to have shared voting and investment power over the shares held by the First Tracks, LLC, but disclaims beneficial ownership of such shares.

(2)

Includes 120,000 shares of restricted common stock that will vest ratably over 36 months, commencing July 7, 2013 and 200,000 shares that will vest ratably over 60 months, commencing April 7, 2014.

(3)

Includes 20,000 shares of restricted common stock to vest on January 1, 2015.

(4)

Includes 20,000 shares of restricted common stock to vest on January 1, 2015.

(5)

Includes 20,000 shares of restricted common stock to vest on January 1, 2015.

(6)

First Tracks, LLC is wholly owned by Brenda H. Kaminski, the wife of MG Kaminski. The address for First Tracks, LLC is 80 South Eighth Street, Minneapolis, Minnesota, 55402.

(7)

Includes 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Mikhail Gregory Kaminski, 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Kylie Elizabeth Kaminski, 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Katrina Johanna Kaminski, and 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Colette Christine Kaminski (the “Kaminski Kid Trusts”), all for which Thomas F. Dougherty serves as the trustee. The address for Mr. Dougherty is 80 South Eighth Street, Minneapolis, Minnesota, 55402. Mr. Dougherty may be deemed to have shared voting and investment power over the shares held by the Kaminski Kid Trusts, but disclaims beneficial ownership of such shares.

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Our company was a participant in a transaction with a related person described below during fiscal year 2013.  All such transactions entered into since the date of adoption of our related person transaction approval policy described below were approved by the audit committee in accordance with such policy.

•

On December 30, 2013, the Company entered into an unsecured loan agreement with Curtis Marks, one of its directors.  The note provides for a $100,000 loan to the Company with an annual interest rate of 14% payable at maturity on May 15, 2014.

Review, Approval or Ratification of Related Person Transactions

On June 7, 2013, our board of directors adopted a written related person transaction approval policy which sets forth our company’s policies and procedures for the review and approval of any transaction required to be reported in our filings with the SEC.  This policy applies to any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) or any series of similar transactions, arrangements or relationships in which we are a participant and in which a related person has a direct or indirect interest where such person’s interest in the transaction(s), in aggregate, involves at least $120,000 in value in a fiscal year of the Company.  In order for the transaction, arrangement or relationship to be subject to this policy, there must a financial aspect to the transaction, which may, for example, involve payments between us and the related person or otherwise providing value to one of the parties.

“Related Persons” include:

•

all directors and executive officers of the Company;

•

any nominee for director of the Company;

•

any immediate family member of a director, nominee for director or executive officer of the Company; and

•

any beneficial owner of more than 5% of any class of the Company’s voting securities, or an immediate family member of such holder.

“Immediate family members” include children, stepchildren, parents, stepparents, spouses, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, bothers-  and sisters-in-law and any other person (other than a tenant or employee) sharing the household of one of the individuals listed above.

An “indirect” interest of a Related Person in a transaction includes a Related Person serving as an officer or general partner of, or being a significant investor or equity holder in, an entity that is a party to a transaction with the Company.

The following transactions are exempt from this policy:

•

payment of compensation by the Company to a Related Person for the Related Person’s service to the Company in the capacity or capacities that give rise to the person’s status as a “Related Person;”

•

transactions available to all employees or all stockholder of the Company on the same terms; and

•

transactions, which when aggregated with the amount of all other transactions between the Company and the Related Person or any entity in which the Related Person has an interest, involve less than $120,000 in a fiscal year of the Company.

The Audit Committee of the Board of Directors of the Company (the “Committee”) is to approve any Related Person Transaction subject to this policy before commencement of the Related Person Transaction or if applicable, before stockholder approval of the Related Person Transaction.  The Related Person Transaction should be presented to the Committee by an executive officer of the Company requesting that the Committee consider the Related Person Transaction at its next meeting.

The Committee will analyze the following factors, in addition to any other factors the Committee deems appropriate, in determining whether to approve a Related Person Transaction:

•

whether the terms are fair to the Company;

•

whether the transaction is material to the Company;

•

the role the Related Person has played in arranging the Related Person Transaction;

•

the structure of the Related Person Transaction; and

•

the interests of all Related Persons in the Related Person Transaction.

A Related Person Transaction will only be approved by the Committee if the Committee determines that the Related Person Transaction is beneficial to the Company and the terms of the Related Person Transaction are fair to the Company.

Director Independence

All of our directors, except for MG Kaminski are “independent” as that term is defined in Rule 5605(a) of the Nasdaq Stock Market Marketplace Rules, which is the standard for independence we have chosen for purposes of the disclosure required in this report by SEC rules (even though our common stock is not listed on the Nasdaq Stock Market).

Item 14.

Principal Accounting Fees and Services

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by Baker Tilly Virchow Krause, L.L.P. in 2013 for these various services:

Description of Fees	Year Ended December 31, 2013	Year Ended December 31, 2012 (1)

Audit fees (2)	$44,886		$-
Audit-related fees (3)	18,750	*	-

	$63,636		$-

* Fees related to review of Form S-3 Filings

(1)  The historical presentation of periods prior to the Formation Transactions of Talon Real Estate Holding Corp. were restated to be that of Talon OP, L.P. , the accounting acquirer, on a consolidated basis.  Therefore, the historical presentation in the table above does not include audit and audit-related fees of Guide Holdings, Inc., No audit or audit-related fees were billed in 2012 for Talon Real Estate Holding Corp.

(2)  Audit Fees are the aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.  No audit fees were billed in 2012.

(3)  Audit-Related Fees are the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under "Audit".  No audit-related fees were billed in 2012.

Approval of Independent Registered Public Accounting Firm Services and Fees.

The Audit Committee Charter requires that our audit committee approve the retention of our independent registered public accounting firm for any non-audit service and consider whether the provision of these non-audit services by our independent registered public accounting firm is compatible with maintaining our independent registered public accounting firm’s independence, prior to engagement for these services.  Our audit committee actively monitors the relationship between audit and non-audit services provided.  All of the services listed under the heading Audit-Related Fees were pre-approved by our audit committee.

PART IV

Item 15.

Exhibits, Financial Statement Schedules

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)  Financial Statements: The financial statements filed as a part of this report are listed in Part II, Item 8.

(b)  Financial Statement Schedules: The schedules are either not applicable or the required information is presented in the consolidated financial statements or notes thereto.

(c)  Exhibits: The exhibits incorporated by reference or filed as a part of this Annual Report on Form 10-K are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2014		TALON REAL ESTATE HOLDING CORP.

	By:	/s/ MG Kaminski
MG Kaminski
Chief Executive Officer

Each of the undersigned hereby appoints MG Kaminski and Eun Stowell, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

Name and Signature	Title

/s/ MG Kaminski	Chief Executive Officer and Director (principal executive officer)
MG Kaminski

/s/ Eun Stowell	Chief Financial Officer (principal financial and accounting officer)
Eun Stowell

/s/ Neil W. Brown	Director
Neil W. Brown

/s/ Curtis Marks	Director
Curtis Marks

/s/ Frank Elsenbast	Director
Frank Elsenbast

EXHIBIT INDEX1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 7, 2013 by and among Guide Holdings, Inc., The Guidebook Company, Inc. and Kim McReynolds	8-K	000-53917	June 7, 2013	2.1

2.2	Subscription Agreement, dated June 7, 2013, by and between MG Kaminski and Talon Op, L.P.	8-K	000-53917	June 7, 2013	2.2

2.3	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.3

2.4	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.4

2.5	Contribution Agreement, dated June 7, 2013, by and among Talon Real Estate, LLC and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.5

3.1	Amended and Restated Articles of Incorporation	8-K	000-53917	June 7, 2013	3.1

3.2	Amended and Restated Bylaws	8-K	000-53917	June 7, 2013	3.2

4.1	Form of Specimen Common Stock Certificate	8-K	000-53917	June 7, 2013	4.1

10.1	2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.1

10.2	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.2

10.3	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.3

10.4	Employment Agreement with Eun Stowell**	8-K	000-53917	June 7, 2013	10.4

10.5	Employment Agreement with MG Kaminski**	8-K	000-53917	June 7, 2013	10.5

1

10.6	Form of Indemnification Agreement**	8-K	000-53917	June 7, 2013	10.6

10.7	Non-Employee Director Compensation Policy**	8-K	000-53917	June 7, 2013	10.7

10.8	Loan Agreement, dated March 22, 2007, by and between 5130 Industrial Street, LLC and Merrill Lynch Mortgage Lending, Inc.	8-K	000-53917	June 7, 2013	10.8

10.9	Limited Partnership Agreement of Talon OP, L.P.	8-K	000-53917	June 7, 2013	10.9

10.10	Common Stock Purchase Agreement dated as of August 20, 2013 by and among Talon Real Estate Holding Corp. and the purchasers listed on Exhibit A thereto	8-K	000-53917	August 20, 2013	10.1

10.11	First Amendment, dated November 13, 2013, to Contribution Agreement dated June 7, 2013	10-Q	000-53917	September 30, 2013	10.1

10.12	Common Stock Purchase Agreement dated as of December 30, 2013 by and among the Company and the purchasers listed on Exhibit A thereto	8-K	000-53917	December 30, 2013	10.1

10.13	Promissory Note to Curtis Marks from the Company, dated December 30, 2013	8-K	000-53917	December 30, 2013	10.2

16.1	Letter from HJ & Associates, LLC dated June 7, 2013	8-K	000-53917	June 7, 2013	16.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Baker Tilly Virchow Krause LLP					X

24.1	Power of Attorney (included on signature page)					X

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	X

** Indicates management contract or compensatory plan or arrangement.