Form 10-Q
period 2014-03-31
TALON REAL ESTATE HOLDING CORP.
filed 2014-05-13
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at May 13, 2014 was 16,693,522 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Current Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three months ended March 31, 2014 and 2013

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

March 31, 2014 and December 31, 2013

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Land	$250,000	$250,000
Land improvements	140,000	140,000
Building & improvements	3,449,040	3,449,040
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	3,867,904	3,867,904
Less: accumulated depreciation	(1,811,875)	(1,755,973)
Net property & equipment	2,056,029	2,111,931

Cash	15,348	83,522
Deposits	66,091	6,091
Rents receivable, net	15,068	8,914
Deferred rents receivable	40,511	35,824
Restricted escrows & reserves	233,582	190,472
Prepaid insurance	32,254	36,592
Deferred financing costs, net	39,038	42,414
TOTAL ASSETS	$2,497,921	$2,515,760

LIABILITIES
Notes payable	$4,466,659	$4,484,260
Notes payable - related party	200,000	100,000
Accounts payable	539,525	480,695
Accrued expenses	320,719	107,895
Tenant security deposits	39,423	30,328
Accrued interest	28,751	25,124
Total Liabilities	5,595,077	5,228,302

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both March 31, 2014 and December 31, 2013
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 16,693,522 issued and outstanding as of March 31, 2014 and 15,762,222 as of December 31, 2013	$16,693	$15,762
Additional paid in capital	901,276	449,873
Membership interest	(868,713)	(839,861)
Retained deficit	(1,905,029)	(1,126,963)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(1,855,773)	(1,501,189)
Noncontrolling interests – consolidated real estate entities	(1,241,383)	(1,211,353)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(3,097,156)	(2,712,542)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$2,497,921	$2,515,760

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2014 and 2013

(unaudited)

	Three months ended March 31,
	2014	2013
REVENUE
Rent	$102,204	$92,101
Tenant reimbursement	31,486	34,300
Other income	1,010	90
Total Revenue	134,700	126,491

EXPENSES
General & administrative	128,853	13,933
Salary and compensation	594,465	26,086
Professional	57,415	126,357
Property operating expenses	18,409	29,877
Real estate taxes & insurance	36,896	34,191
Depreciation and amortization	59,278	60,901
Total Expenses	895,316	291,345

Operating Loss	(760,616)	(164,854)

Interest expense	(76,332)	(73,693)

NET LOSS	(836,948)	(238,547)

Net loss attributable to noncontrolling interests - consolidated real estate entities	(30,030)	(62,382)

NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(806,918)	$(176,165)

Loss per common share basic and diluted	$(0.05)	$(0.01)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2014 and 2013

(unaudited)

	For the three months ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(836,948)	$(238,547)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	59,278	60,901
Stock-based compensation expense	456,123	-
Services received for shares issued	-	30,000
Changes in operating assets and liabilities:
Rents receivable	(6,154)	(290)
Deferred rents receivable	(4,687)	3,043
Prepaid insurance	4,338	5,046
Accounts payable	58,830	21,170
Accrued expenses	212,824	112,658
Tenant security deposits	9,095	-
Prepaid rent	-	(6,320)
Accrued interest	3,627	(51,864)
Net cash flows from operating activities	(43,674)	(64,203)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits made for future acquisitions	(60,000)	-
Deposits to restricted escrows and reserves	(43,110)	(28,080)
Net cash flows from investing activities	(103,110)	(28,080)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	(17,601)	(14,753)
Proceeds of related party loan	100,000	-
Contributions from members	-	276,135
Common stock issuance costs	(3,789)	-
Net cash flows from financing activities	78,610	261,382

Net Change in Cash	(68,174)	169,099

CASH - BEGINNING OF PERIOD	83,522	66,732
CASH - END OF PERIOD	$15,348	$235,831

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages	$72,705	$100,150

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014 and 2013

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

As of and for the three months ended March 31, 2014 and 2013

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of March 31, 2014, the Company had tenants occupying approximately 90% of the rentable space.

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

As of and for the three months ended March 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $233,582 and $190,472 as of March 31, 2014 and December 31, 2013, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $5,000 as of both March 31, 2014 and December 31, 2013.

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

As of and for the three months ended March 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense of $0 and $983 for the three months ended March 31, 2014 and 2013, respectively, for related tenant allowances, which is included in depreciation and amortization.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term. The Company had amortization expense of $3,375 for both the three months ended March 31, 2014 and 2013.

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

As of and for the three months ended March 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three months ended March 31, 2014 or 2013.

Income Taxes

The Company accounts for income taxes under FASB ASC 740-10-30 which results in the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the book carrying amounts and the tax basis of assets and liabilities. Deferred income tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the temporary differences and carry forwards are expected to reverse. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.

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

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2010. The Company is not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, the Company has elected to record the income tax penalties as general and administrative expense and any related interest as interest expense in the Company's consolidated statements of operations.

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants.  Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair market value on the date of the grant.  However, stock compensation expense recognized at any date must be at least equal to the amount attributable to stock awards that are vested on that date.  The Company has recognized $456,123 of compensation expense for the three months ended March 31, 2014.  No stock-based compensation was recognized for the three months ended March 31, 2013.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.  No stock was issued in exchange for goods or services of non-employees in the three months ended March 31, 2014 and stock valued at $30,000 was issued for an equivalent value of services received in the three months ended March 31, 2013.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2014	2013
Weighted average common shares outstanding - basic	15,719,311	15,140,222
Plus potentially dilutive common shares:
Unvested restricted stock	361,207	-
Contingent shares (note 10)	-	-
Weighted average common shares outstanding - diluted	16,080,519	15,140,222

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

As of and for the three months ended March 31, 2014 and 2013

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from one to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from May 2014 to May 2018. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum rentals on non-cancellable leases as of March 31, 2014:

2014	$264,114
2015	323,611
2016	148,553
2017	115,248
2018	23,095
Total	$874,621

NOTE 5 – TRANSACTIONS WITH RELATED PARTIES

The Company engaged in services with related parties due to common ownership, which are described below.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $6,146 for the three months ended March 31, 2013.

The Company had a general services and maintenance agreement with Outside Services & Storage LLC, a related party, which terminated at the end of May 2013.  The total cost of these services was $20,244 for the three months ended March 31, 2013.  The Company also had a lease agreement with Outside Services & Storage LLC, which ended on July 31, 2013.  This agreement allowed Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates.  The Company received no lease payments from this related party in 2013. Related party revenue is recognized when received.

On March 25, 2014, the Company issued an unsecured promissory note to Curtis Marks, one of its directors.  The note provides for a $100,000 loan to the Company with an annual interest rate of 14% payable at maturity on July 21, 2014.  This note is in addition to a previous note of $100,000 with the same terms issued to Mr. Marks on December 30, 2013 and due on May 15, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014 and 2013

NOTE 6 – CONCENTRATIONS

The Company has three tenants that rent approximately 67% of the total rentable space with base rent representing 80% of total base rent revenues for the three months ended March 31, 2014.  For the same period in 2013, two tenants, one of which was a related party, rented approximately 59% of the space.  No rent was collected from the related party in 2013.  The largest tenant currently rents approximately 35% of the rentable space.  The Company had one tenant who accounted for 63% of the total outstanding rents receivable balance as of March 31, 2014 and 88% as of December 31, 2013.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 2 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease as of March 31, 2014 are $6,866.

5130 LLC is currently in a dispute with the lender and loan servicer on its two mortgage notes payable (the “Notes”) regarding the current status of the Notes and the accounting for historical payments made on the Notes. The lender is claiming that 5130 LLC is in default on the Notes and has filed a complaint to appoint a receiver for the real properties owned by 5130 LLC to foreclose based upon a default under the underlying promissory notes and mortgage.

5130 LLC believes it has made all scheduled monthly payments due on the Notes and that the Notes and related escrow and reserve accounts are correctly reflected on the financial statements based on its ability to confirm remittance of all scheduled payments to the lender. The lender has recently identified that loan payments were not appropriately applied by the loan servicer to each of the notes and escrow accounts but final reconciliation has yet to be received from the lender.  5130 LLC believes the two parties will be able to resolve this dispute without incurring the cost of litigation and has accrued $63,000 in the three months ended March 31, 2014 as an estimate of loss related to this contingency.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014 and 2013

NOTE 8 – RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan.  The 2013 Equity Incentive Plan dated June 7, 2013 (the “Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors, and consultants and automatically increases on January 1 of each year by three percent of the outstanding shares of common stock as of December 31 of the immediately preceding year. Employee awards granted in 2013 vest monthly over 36 months provided the recipient remains an employee or consultant of the Company.  Awards granted in 2014 vest either immediately, monthly over a three year period, or monthly over a five year period.  The Non-Employee Director Compensation Plan allows shares of restricted common stock to be granted to board members and is included under the Plan. The 2013 board member awards vest one-third of the shares on the date of grant, one-third on January 1 of the year following the date of grant, and one-third on January 1 of the second year following the date of grant, provided the recipient remains a member of the board as of the vesting date.  The 2014 awards vested immediately in March of 2014.

As of March 31, 2014, the Company had granted 871,300 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended March 31, 2014:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2014	220,008	$0.60
Granted	931,300	1.25
Vested	(401,296)	1.14
Forfeited or rescinded	-	-
Granted and not vested, March 31, 2014	750,012	$1.12

As of March 31, 2014, there was $840,007 of total unrecognized compensation expense related to the outstanding restricted stock which is expected to be recognized over a weighted average period of 18 months.  The Company recognized $456,123 of stock-based compensation expense for the three months ended March 31, 2014 which is included in salary and compensation in the consolidated statements of operations.  No stock-based compensation expense was recognized for the same period ended in 2013.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2014	1,200,000
Authorized increase in Plan shares	472,867
Granted	(931,300)
Authorized but not granted or issued, March 31, 2014	741,567

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014 and 2013

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

NOTE 10 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and the three months ended March 31, 2014.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of March 31, 2014, we had unrestricted cash of $15,348 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2014 and 2013

NOTE 10 – GOING CONCERN (continued)

In the future, we may use a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financings (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse as of and for the three months ended March 31, 2014 and 2013 and may be secured or unsecured.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, and other costs.  Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management.  There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Current Report on Form 10-K for the year ended December 31, 2013.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in significant metropolitan areas in the central and southwestern United States. We currently own a 49% interest in an entity that owns an industrial complex consisting of approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender. As of March 31, 2014, the property owned by this entity was 90% leased.

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

Substantially all of our assets will be held by, and our operations will be conducted through, Talon OP, which we refer to as our Operating Partnership. We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership.  Because we plan to conduct substantially all of our operations through our Operating Partnership, we intend to be considered an Umbrella Partnership Real Estate Investment Trust, or UPREIT. This structure is designed to provide tax deferral benefits to property owners who contribute their property to our company. We believe using an UPREIT structure will give us an advantage in acquiring properties from persons who may not otherwise sell their properties because of unfavorable tax results.

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

Income Taxes

We intend to elect to be taxed as a real estate investment trust, or REIT, no sooner than the calendar year in which we qualify to be taxed as such under the Internal Revenue Code. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

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

Results of Operations

There was no change in properties owned by the company for the three months ended March 31, 2014 compared to the same period in the prior year.

We expect our revenues, tenant expense reimbursements and many expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of these acquisitions.

Three months ended March 31, 2014 compared to three months ended March 31, 2013

Revenues and Expenses

Rental revenues increased $10,103 or 11%, to $102,204 for the three months ended March 31, 2014 compared to $92,101 for the same period of the prior year. The increase in rental revenues over the same period in the prior year is primarily attributable to the impact of an increase in the straight-line adjustment of deferred rent for a new tenant in March 2014.  Expense reimbursements for the first three months of 2014 remained relatively consistent to the same period in the prior year.

General and administrative expenses increased $114,920 or 825%, to $128,853 for the three months ended March 31, 2014 compared to $13,933 for the same period of the prior year. The increase in general and administrative expenses is attributable to expenses incurred to operate as a publicly held real estate holding corporation such as corporate insurance and office rent, which it did not incur in the first three months of 2013.  There was also an increase in accrued expenses of $63,000 for the three months ended March 31, 2014 for the loss contingency related to the 5130 LLC lender dispute described in Note 7 of the financial statements.

Salary and compensation expenses increased $568,379 for the three months ended March 31, 2014 compared to $26,086 for the same period of the prior year. The increased expenses in 2014 were due to an increased number of employees plus non-cash stock compensation of approximately $456,000 granted to our directors and employees. In the previous year, our operations consisted solely of 5130 LLC with one employee in the first three months.

Professional fees decreased $68,942 or 55%, for the three months ended March 31, 2014 compared to $126,357 for the same period of the prior year. The Company incurred higher than normal legal expenses in first quarter of 2013 as we prepared for the Company’s formation as a public real estate holding corporation on June 7, 2013.

Property operating expenses decreased $11,468 or 38%, to $18,409 for the three months ended March 31, 2014 compared to $29,877 for the same period of the prior year. The decrease in property operating expenses is attributable to higher repairs and maintenance and snow removal expense in 2013.

Funds from Operations and Non-GAAP Reconciliation

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, and after adjustments for unconsolidated partnerships and joint ventures. We intend to calculate FFO in a manner consistent with the NAREIT definition.

Management intends to use FFO as a supplemental measure to conduct and evaluate our business because there are certain limitations associated with using GAAP net income alone as the primary measure of our operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Because real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. In addition, securities analysts, investors, and other interested parties use FFO as the primary metric for comparing the relative performance of equity REITs. There can be no assurance that FFO presented by us is comparable to similarly titled measures used by REITs.

FFO should not be considered as an alternative to net income or other measurements under GAAP as an indicator of our operating performance or to cash flows from operating, investing or financing activities as a measure of liquidity. FFO does not reflect working capital changes, cash expenditures for capital improvements or principal payments on indebtedness.

We define adjusted funds from operations, or AFFO, as FFO excluding the non-cash effects of straight-line rent and amortization of lease inducements and deferred financing costs, depreciation of non-real estate, and excluding the effects of non-cash compensation charges. U.S. GAAP requires rental revenues related to non-contingent leases that contain specified rental increases over the life of the lease to be recognized evenly over the life of the lease. This method results in rental income in the early years of a lease that is higher than actual cash received, creating a straight-line rent receivable asset included in our consolidated balance sheet. At some point during the lease, depending on its terms, cash rent payments exceed the straight-line rent which results in the straight-line rent receivable asset decreasing to zero over the remainder of the lease term. By excluding the non-cash portion of straight-line rental revenue and amortization of lease inducement and deferred financing costs as well as non-cash compensation expense, investors, analysts and our management can compare AFFO between periods.

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. to Funds From Operations

In thousands (except per share)	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013

Net (Loss) Income attributable to Talon Real Estate Holding Corp.	$(807)	$(176)
Adjustments:
Depreciation and Amortization	59	61
Adjustments:
Non-real estate depreciation	(2)	—
Amortization of deferred financing costs	(3)	(3)
Noncontrolling interest of depreciation and amortization	(29)	(30)
Net depreciation and amortization	25	28
Funds From Operations (FFO)	$(782)	$(148)
Basic and diluted FFO loss per share	$(0.05)	$(0.01)

Adjusted funds from operations:
Funds from operations	(782)	(148)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(5)	3
Non-real estate depreciation	2	—
Amortization of deferred financing costs, net of noncontrolling interest	1	1
Non-cash stock compensation charges	456	—
Adjusted Funds From Operations (AFFO)	(328)	(144)
Basic and diluted AFFO loss per share	(0.02)	(0.01)

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and the three months ended March 31, 2014.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of March 31, 2014, we had unrestricted cash of $15,348 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and are not expected to provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings during the year.  Additional financing is necessary for our company to continue as a going concern.

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

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan, with an original balance of $4.45 million, and the B loan, with an original balance of $300,000, with fixed interest rates of 6.049% per annum and 12.75% per annum, respectively, and a current weighted average loan rate of 6.90% on a combined balance of approximately $4.5 million. The loans mature on April 8, 2017 and can be accelerated in certain circumstances, including if there is an event of default under the loan agreement.

Off Balance Sheet Arrangements

At March 31, 2014, we did not have any off-balance sheet arrangements.

Inflation

As of March 31, 2014, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the first three months of 2014, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of March 31, 2014, all of our outstanding debt had a fixed rate.  We therefore do not have any material risk to interest rate fluctuations unless we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Current Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

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

Dated: May 13, 2014	TALON REAL ESTATE HOLDING CORP.

/s/ Eun Stowell
Eun Stowell
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
10.1	Promissory Note to Curtis Marks from the Company, dated March 25, 2014 (Incorporated by reference to the exhibit of the same number in our Form 8-K, filed on March 26, 2014.
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

_________________________

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and are otherwise not subject to liability under those sections.