Form 10-Q
period 2014-06-30
TALON REAL ESTATE HOLDING CORP.
filed 2014-08-14
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission file number 001-53917

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at August 14, 2014 was 16,693,522 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Current Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on June 30, 2014.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three and six months ended June 30, 2014 and 2013

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2014 and December 31, 2013

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Land	$4,950,000	$250,000
Land improvements	140,000	140,000
Building & improvements	15,893,290	3,449,040
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	21,012,154	3,867,904
Less: accumulated depreciation	(1,909,259)	(1,755,973)
Net property & equipment	19,102,895	2,111,931

Cash	10,211	83,522
Deposits	66,091	6,091
Rents receivable, net	28,554	8,914
Deferred rents receivable	44,012	35,824
Restricted escrows & reserves	587,991	190,472
Prepaid insurance	-	36,592
Deferred financing costs, net	473,338	42,414
Intangible assets, net	969,312	-
TOTAL ASSETS	$21,282,404	$2,515,760

LIABILITIES
Notes payable	$16,320,386	$4,484,260
Notes payable - related party	200,000	100,000
Accounts payable	852,556	480,695
Accrued expenses	585,957	107,895
Tenant security deposits	143,650	30,328
Accrued interest	81,945	25,124
Total Liabilities	18,184,494	5,228,302

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both June 30, 2014 and December 31, 2013	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 16,693,522 issued and outstanding as of June 30, 2014 and 15,762,222 as of December 31, 2013	16,693	15,762
Additional paid in capital	951,016	449,873
Accumulated loss	(3,028,681)	(1,966,824)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(2,060,972)	(1,501,189)
Noncontrolling interests – Operating Partnership; 5,200,001 issued and outstanding as of June 30, 2014 and 1 unit as of December 31, 2013	6,468,359	-
Noncontrolling interests – consolidated real estate entities	(1,309,477)	(1,211,353)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	3,097,910	(2,712,542)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$21,282,404	$2,515,760

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2014 and 2013

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
REVENUE
Rent	$228,615	$81,357	$330,818	$173,459
Tenant reimbursement	124,312	34,300	155,799	68,600
Other income	320	460	1,330	550
Total Revenue	353,247	116,117	487,947	242,609

EXPENSES
General & administrative	76,779	78,982	205,632	126,770
Salary and compensation	179,144	113,359	773,609	139,445
Professional	84,242	274,645	141,657	360,732
Property operating expenses	47,201	10,903	65,610	46,926
Real estate taxes & insurance	69,852	46,142	106,748	80,333
Depreciation and amortization	122,296	61,568	181,574	122,469
Total Expenses	579,514	585,599	1,474,830	876,675

Operating Loss	(226,267)	(469,482)	(986,883)	(634,066)

Interest expense	(127,227)	(75,058)	(203,559)	(148,751)

NET LOSS	(353,494)	(544,540)	(1,190,442)	(782,817)

Net loss attributable to noncontrolling interest - Operating Partnership	(30,461)	-	(30,461)	-
Net loss attributable to noncontrolling interests - consolidated real estate entities	(35,964)	(56,180)	(98,124)	(118,562)
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(287,069)	$(488,360)	$(1,061,857)	$(664,255)

Loss per common share basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.04)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2014 and 2013

(unaudited)

	Six months ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,190,442)	$(782,817)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	181,574	122,469
Stock-based compensation expense	505,863	36,000

Changes in operating assets and liabilities:
Deposits	-	(6,091)
Rents receivable	(19,640)	(6,667)
Deferred rents receivable	(8,188)	17,959
Prepaid insurance	36,592	(14,309)
Other prepaid expenses	70,084	-
Accounts payable	221,027	347,271
Accrued expenses	286,320	(11,100)
Tenant security deposits	9,095	-
Prepaid rent	(239,527)	2,416
Accrued interest	56,821	(50,463)
Net cash flows from operating activities	(90,421)	(345,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	-	(8,014)
Deposits made for future acquisitions	(75,000)	-
Deposits to restricted escrows and reserves	(456,219)	(85,560)
Payments from restricted escrows and reserves	58,700	58,291
Cash received upon settlement of acquisition	58,472	-
Net cash flows from investing activities	(414,047)	(35,283)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	370,000	-
Principal payments on notes payable	(33,874)	(37,079)
Proceeds of related party loan	100,000	-
Contributions from members	-	369,128
Operating partnership units issuance costs	(1,180)	-
Common stock issuance costs	(3,789)	-
Net cash flows from financing activities	431,157	332,049

Net Change in Cash	(73,311)	(48,566)

CASH - BEGINNING OF PERIOD	83,522	66,732
CASH - END OF PERIOD	$10,211	$18,166

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets acquired through the issuance of operating partnership units and assumption of debt	$18,131,250	$-
Financing costs included in accounts payable	168,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages	$146,738	$173,807

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

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

Talon Real Estate Holding Corp, as the general partner of Talon OP, has management responsibility for all the activities of the operating partnership. TREHC owned approximately 76.25% and 100% of the operating partnership as of June 30, 2014 and 2013, respectively.  The operating partnership owned 49% of 5130 Industrial Street, LLC and 100% of Talon Bren Road, LLC as of June 30, 2014.  Talon Bren Road, LLC, a limited liability company organized in the state of Delaware, was formed on May 9, 2014.

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

The accompanying condensed consolidated financial statements include the accounts of TREHC and its interest in the Operating Partnership. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, the Company has the choice of redeeming the limited partners' interests ("Units") for TREHC common shares of stock on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units subject to volume restrictions.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of June 30, 2014, the Company had tenants occupying approximately 70% of the rentable space.

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 of net rentable square feet.  As of June 30, 2014, the Company had tenants occupying approximately 90% of the rentable space.

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

Principles of Consolidation

We evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions, contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.  The accompanying consolidated financial statements include the accounts of Talon Real Estate Holding Corp. (“TREHC”) and Talon OP, our Operating Partnership, and all subsidiaries in which it maintains a controlling interest.  Talon OP also consolidates 5130 LLC, an entity in which it has a 49% ownership interest, based on its ability to control the operating and financial decisions of 5130 LLC.  All significant intercompany balances have been eliminated in consolidation.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $587,991 and $190,472 as of June 30, 2014 and December 31, 2013, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $4,080 and $5,000 as of June 30, 2014 and December 31, 2013, respectively.

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

Deferred Leasing Costs and Tenant Allowance

Deferred leasing costs include leasing commissions that are capitalized and are being amortized by the straight-line method over the term of the lease. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in deferred leasing costs and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental revenue. Unamortized costs are charged to expense upon the early termination of the lease.  The Company had no amortization expense for leasing costs for the three and six months ended June 30, 2014 and $983 and $1,965 for the three and six months ended June 30, 2013, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense of $8,213 and $16,426 for the three and six months ended June 30, 2014, respectively, and $11,267 and $22,534 for the three and six months ended June 30, 2013, respectively, for related tenant allowances which is included in depreciation and amortization.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term. The Company had amortization expense of $7,225 and $10,600 for the three and six months ended June 30, 2014, respectively, and $3,376 and $6,752 for the three and six months ended June 30, 2013, respectively.

Real Estate Property and Fixed Assets

Investment in real estate and fixed assets with a useful life of longer than one year are carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, and construction and tenant allowances and improvements. We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible assets (including land, buildings and personal property) determined by valuing the property as if it were vacant, and identifiable intangibles based on their relative fair values.  Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities acquired which are subject to adjustment as additional information is obtained up to one year after the date of acquisition. Management’s fair value assessment includes the use of readily accepted fair value techniques such as discounted cash flow analysis and comparable sales analysis including management’s reliance on independent market analysis.

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Building	25 years
Building Improvements	15 years
Tenant Improvements	5-10 years
Furniture and Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Intangible Assets

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). This newly issued accounting standard amends the definition of a discontinued operation in ASC 205-20 and requires an entity to provide additional disclosures about disposal transactions that do not meet the discontinued-operations criteria. ASU 2014-08 is effective prospectively for all disposals (except disposals classified as held for sale before the adoption date) or components initially classified as held for sale in periods beginning on or after December 15, 2014, with early adoption permitted; and was adopted by the Company effective January 1, 2014. The adoption of this standard did not have a material impact on the Company’s financial position, results of operation or cash flows.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three or six months ended June 30, 2014 or 2013.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants.  Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair market value on the date of the grant.  However, stock compensation expense recognized at any date must be at least equal to the amount attributable to stock awards that are vested on that date.  The Company has recognized $49,740 and $505,863 for the three and six months ended June 30, 2014 and $36,000 of compensation expense for the three and six months ended June 30, 2013.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.  No stock was issued in exchange for goods or services of non-employees in the three or six months ended June 30, 2014.  No stock was issued in the three months ended June 30, 2013 and stock valued at $30,000 was issued for an equivalent value of services received in the six months ended June 30, 2013.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 76.25% of the common units of the Operating Partnership as of June 30, 2014 and 100% as of December 31, 2013. The operating partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the operating partnership agreement.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Weighted average common shares outstanding - basic	15,966,006	15,265,222	15,802,951	15,202,722
Plus potentially dilutive common shares:
Unvested restricted stock	52,911	-	336,113	-
Contingent shares (note 8)	-	-	-	-
Weighted average common shares outstanding - diluted	16,018,917	15,265,222	16,139,064	15,202,722

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

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

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from July 2014 to November 2019. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum rentals on non-cancellable leases as of June 30, 2014:

2014	$1,354,781
2015	2,712,428
2016	2,477,958
2017	1,791,116
2018	1,698,963
2019	1,536,212
Total	$11,571,458

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2014	December 31, 2013
5130 Industrial Street , LLC Mortgage 1 (1)	Secured fixed rate	April 8, 2017	6.05%	$4,154,552	$4,187,827
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	295,834	296,433
Talon Bren Road Mortgage	Secured fixed rate	May 28, 2019	4.65%	11,500,000	-
Talon Bren Road HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	145,000	-
Talon Bren Road Roof loan	Unsecured interest only	June 1, 2019	8.00%	225,000	-
				$16,320,386	$4,484,260

(1)  See Note 8 for further disclosure related to this mortgage.

The Company is required to make the following principal payments on our outstanding mortgage notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2014	$168,156
2015	352,243
2016	368,968
2017	4,576,977
2018	325,254
thereafter	10,528,788
$16,320,386

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

The Company’s mortgage assumed by Talon Bren Road, LLC at acquisition includes a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year, beginning with the year ending December 31, 2014.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

The Company engaged in services with related parties due to common ownership, which are described below.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $2,287 and $8,433 for the three and six months ended June 30, 2013, respectively.

The Company had a general services and maintenance agreement with Outside Services & Storage LLC, a related party, which terminated at the end of May 2013.  The total cost of these services was $668 for the three months ended June 30, 2013 and $20,912 for the six months ended June 30, 2013.  The Company also had a lease agreement with Outside Services & Storage LLC, which ended on July 31, 2013.  This agreement allowed Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates.  The Company received no lease payments from this related party in 2013. Related party revenue is recognized when received.

On March 25, 2014, the Company issued an unsecured promissory note to Curtis Marks, one of its directors.  The note provides for a $100,000 loan to the Company with an annual interest rate of 14%.  This note is in addition to a previous note of $100,000 with the same terms issued to Mr. Marks on December 30, 2013. All unpaid principal and accrued interest for both notes are due and payable on December 31, 2014.

NOTE 7 – CONCENTRATIONS

The Company has two tenants that rent approximately 33% of the Company’s total rentable space as of June 30, 2014 with base rent representing 25% of total base rent revenues for the three months ended June 30, 2014.  For the same period in 2013, two tenants, one of which was a related party, rented approximately 59% of the space.  No rent was collected from the related party in 2013.  The largest tenant currently rents approximately 22% of the Company’s rentable space.  5130 Industrial Street had one tenant who accounted for 53% of the total outstanding rents receivable balance as of June 30, 2014 and 88% as of December 31, 2013.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 59 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease are as follows:

Years ending December 31,
2014	$24,827
2015	50,523
2016	52,039
2017	53,600
2018	55,206
2019	23,285
$259,480

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC (Bren Road), the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by the contributor.  The Company may deliver a “NOI Payment Notice” to Bren Road LLC if it determines in its reasonable discretion that there will be a NOI Deficit related to any deficit quarter.   The Company did not recognize any income for this contingency for the six months ended June 30, 2014.

The Company entered into a consulting agreement dated May 29, 2014 with Gerald Trooien (“Consultant”).  This agreement provides for consulting services to Talon Bren Road, LLC for $43,750 per month payable beginning August 15, 2014 and continuing for 59 months thereafter.  The agreement will terminate upon the occurrence of any of the following:

a.

redemption or conversion of all limited partnership units held by Bren Road, LLC

b.

sale by Bren Road of any of its partnership units in Talon OP

c.

payment to Bren Road of any dividends in respect to Bren Road’s interest in Talon

d.

the Company qualifies as a real estate investment trust (REIT)

The consulting agreement provides for a reduction of the monthly consulting fees upon receipt of funds from a second mortgage financing.  The Company has recognized $131,250 of accrued expenses for this contingency based on the likelihood of expenses to be incurred that can be reasonably estimated as of June 30, 2014.  This contingent liability was included as part of the purchase price fair value allocation of the tangible and intangible assets acquired on May 29, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

5130 LLC believes it has made all scheduled monthly payments due on the Notes and that the Notes and related escrow and reserve accounts are correctly reflected on the financial statements based on its ability to confirm remittance of all scheduled payments to the lender. The lender has identified that loan payments were not appropriately applied by the loan servicer to each of the notes and escrow accounts but final reconciliation has yet to be received from the lender.  5130 LLC believes the two parties will be able to resolve this dispute without incurring the cost of litigation and has accrued $63,000 in 2014 as an estimate of loss related to this contingency.

NOTE 9 – RESTRICTED STOCK

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

As of June 30, 2014, the Company had granted 871,300 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended June 30, 2014:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, March 31, 2014	750,012	$1.12
Granted	-	,
Vested	(44,991)	1.11
Forfeited or rescinded	-	-
Granted and not vested, June 30, 2014	705,021	$1.12

As of June 30, 2014, there was $790,267 of total unrecognized compensation expense related to the outstanding restricted stock which is expected to be recognized over a weighted average period of 17 months.  The Company recognized $49,740 and $505,863 of stock-based compensation expense for the three and six months ended June 30, 2014, respectively, that is included in salary and compensation in the consolidated statements of operations.  The Company recognized $36,000 of stock-based compensation expense for the same periods ended in 2013.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2014	1,200,000
Authorized increase in Plan shares	472,867
Granted	(931,300)
Authorized but not granted or issued, June 30, 2014	741,567

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 10 – INTANGIBLE ASSETS

The Company's identified intangible assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Identified intangible assets (included in intangible assets):
In-place leases	$987,000	$-
Accumulated amortization	(17,688)	-
Net carrying amount	$969,312	$-

The effect of amortization of acquired intangible assets was approximately $17,688 for both the three and six months ended June 30, 2014 and no amortization expense was recognized for the same periods of the prior year. In-place leases had a weighted average amortization period of 4.65 years in the year acquired.  The estimated annual amortization of acquired intangible assets for each of the five succeeding fiscal years is as follows:

Years ending December 31,
2014	$106,121
2015	212,258
2016	212,258
2017	212,258
2018	212,258
Thereafter	14,151
$969,312

NOTE 11 – ACQUISITIONS

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized approximately $214,000 in revenue and  $17,000 in earnings from this property since acquisition through June 30, 2014.

The process of allocating property costs to its components involves a considerable amount of subjective judgments to be made by Company management.  The purchase price allocation is based on preliminary estimates of fair values of assets and liabilities acquired which are subject to adjustment as additional information is obtained and finalized by management up to one year after the date of acquisition.  These estimates were based on assumptions the Company believes to be reasonable however, actual results may differ from these estimates.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 11 – ACQUISITIONS (continued)

The consideration for the acquisition of the property located at Bren Road as of the acquisition date consisted of the following:

Item
Assumption of loan from Bren Road, LLC	11,500,000
Issuance of 5,200,000 units of Talon OP	6,500,000
Contingent liability included in accrued expenses	131,250
Total purchase price	$18,131,250

The Company has preliminarily allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$4,700,000
Building	12,444,250

Intangible Assets:
In Place Leases	987,000
Total Assets Acquired	$18,131,250

Liabilities Assumed/Incurred:
Debt	$11,500,000
Contingent liability	131,250
Net Assets Acquired	$6,500,000

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Bren Road had occurred at January 1, 2013, the beginning of the earliest period presented. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$749,091	$731,215	$1,477,524	$1,472,706

Net Loss	$(312,081)	$(498,470)	$(1,092,918)	$(675,397)

Income (Loss) per share basic and diluted	$(0.02)	$(0.03)	$(0.07)	$(0.04)
Basic and diluted weighted average shares outstanding	15,966,006	15,265,222	15,802,951	15,202,722

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

On July 2, 2014, Talon OP, L.P. (“Talon OP”), a Minnesota limited partnership and the entity through which Talon Real Estate Holding Corp. (the “Company”) conducts substantially all of its business, entered into a contribution agreement with Jackson I, LLC, 3014-20, LLC, Fairfield Apartments, LLC, 4330, LLC and Lakes Area Properties, LLC (the “Contributors”) and acquired (the “Acquisition”) the First Trust Center building and certain other assets located at 180 5th Street East, St. Paul, MN (the “Property”) through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for the Property consists of (i) $32 million of cash, (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.

The Company financed the acquisition by obtaining (1) a secured loan from RCC Real Estate, Inc. of an aggregate principal amount of $33 million of which $32 million was initially advanced at an interest rate of 5.75% with an initial maturity date of July 5, 2017 (the “First Mortgage Loan”), and (2) a loan from Jackson I, LLC of an aggregate principal amount of $1.14 million and an interest rate of 6% with a maturity date of August 31, 2014 secured by the Company’s property located at 10301 Bren Road West, Minnetonka, MN. In conjunction with the closing of the First Mortgage Loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million.

On August 12, 2014, the Company entered into an unsecured promissory note with Curtis Marks, one of its directors.  The note provides for a $500,000 loan to the Company with an annual interest rate of 14%.  The unpaid principal balance and all accrued and unpaid interest will be paid in a single lump sum payment due on February 8, 2015.  This note is in addition to the prior notes issued to Mr. Marks (see note 6).   Upon receipt of the funds, the Company paid all unpaid principal and accrued interest on the two prior notes to Mr. Marks dated December 30, 2013 and March 7, 2014.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

NOTE 13 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through June 2014.

We recently completed two acquisitions in 2014.  On May 29, 2014, we acquired the Minneapolis Mart in Minnetonka, MN for $18 Million.  The building is currently 90% leased encompassing 227,000 total building square feet.  On July 2, 2014, we acquired the building located at 180 5th Street East in St. Paul, Minnesota, a historic thirteen story office tower totaling 856,223 total building square feet located directly adjacent to the new LRT train system and Union Station. These two acquisitions represent current annual revenues of almost $12 million.  Although cash flow to the company has improved, the cash flow generated from these latest acquisitions does not adequately meet all of the cash flows required of our current operations including the payoff of debts expiring in the near future such as the Jackson Loan of $1.14 million which closed on July 2, 2014 with the acquisition of the St. Paul building and matures on August 31, 2014.  Management is currently pursuing refinancing this loan with new debt.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2014 and 2013 (unaudited)

NOTE 13 – GOING CONCERN (continued)

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have limited unrestricted cash flow from current operations.   As of June 30, 2014, we had unrestricted cash of $10,211 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

Overview

Talon Real Estate Holding Corp is a publicly traded real estate corporation that intends to invest primarily in single and multi-tenant office, industrial and retail properties within the Midwest and South Central regions of the United States.  It currently owns four properties located in and around Minneapolis-St. Paul metropolitan area of Minnesota.  Headquartered in Minneapolis, MN and founded in June 2013, Talon’s primary objective is to provide shareholders with attractive returns from investments in real estate through dividend distribution and growth.

On June 7, 2013 we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

We recently completed two acquisitions totaling $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that was 90% occupied with primarily wholesale distributors.  On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied by corporate and government tenants.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the three and six months ended June 30, 2014.

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

We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible assets (including land, buildings and personal property) determined by valuing the property as if it were vacant, and identifiable intangibles based on their relative fair values.  Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities acquired which are subject to adjustment as additional information is obtained up to one year after the date of acquisition.

Intangible Assets

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.

Noncontrolling Interest

Interests in the operating partnership held by limited partners are represented by operating partnership units. The Company's interest in the Operating Partnership was 76.25% of the common units of the Operating Partnership as of June 30, 2014 and 100% as of December 31, 2013. The operating partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the operating partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Significant Events and Transactions during the Three Months Ended June 30, 2014

Summarized below are the Company’s significant transactions and events during the three months ended June 30, 2014 and a transaction completed on July 2, 2014 as disclosed in a recent press release.

The Company completed two real estate acquisitions totaling $58 Million and over 1 million in gross square feet.

On May 29, 2014, Talon acquired the Minneapolis Mart in Minnetonka, MN for $18 Million.  The building is currently 90% leased encompassing 227,000 total building square feet.  The consideration for the property consists of the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019 and 5,200,000 common units of Talon OP.

Subsequent to quarter-end, we acquired 180 5th Street East in St. Paul, Minnesota, a historic thirteen story office tower totaling 856,223 total building square feet located directly adjacent to the new LRT train system and Union Station in downtown St. Paul for $40 million.  The consideration for the property consists of (i) $32 million of cash, (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP.  The property is 62% occupied and represents a great leverage opportunity as a value-add asset through strong property management and lease-up strategy.    The Company financed this acquisition by obtaining (1) a secured loan from RCC Real Estate, Inc. of an aggregate principal amount of $33 million at an initial interest rate of 5.75% and initial maturity date of July 5, 2017, and (2) a loan from Jackson I, LLC (the “Jackson Loan”) of an aggregate principal amount of $1.14 million at an interest rate of 6% and maturity date of August 31, 2014 secured by the property located at 10301 Bren Road West, Minnetonka, MN.  We completed the acquisition on July 2, 2014.

We have recognized approximately $122,000 of financing costs for this acquisition as of June 30, 2014 which has been included in deferred financing costs on the balance sheet.

These two acquisitions are expected to contribute almost $12 million in gross revenues annually compared to under $600,000 in revenues earned by the Company in the prior year.

Market Conditions and Outlook

Our recent acquisitions were accomplished utilizing a 721 Exchange tax deferral methodology or “UPREIT” providing several unique advantages over a 1031 exchange or selling to cash buyers.   This strategy is advantageous for real estate owners seeking to mitigate and defer their immediate tax obligations, stay invested in real estate, diversify their holdings, and seek potential future growth and liquidity by accepting Talon operating partnership units which can later be converted 1:1 for Talon common stock under the ticker “TALR” and their capital gains tax obligations are deferred until the common stock is ultimately sold in the public market.

Our strategy is to continue offering these tax-deferred solutions to real estate owners as part of diversifying our shareholder base creating liquidity and shareholder value.  We continue to believe office and industrial properties offer the best return on equity metrics as part of our investment strategy.   Retail will also be part our overall portfolio with an average overall target portfolio contribution of nearly 20% over the long-term.

The middle corridor of the United States continues to offer higher cap rates compared to the West and East coasts and we will continue to explore additional investment options within this region to continue our mission to provide return on equity targets of 8-15% per asset or portfolio.

Results of Operations

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

Three months ended June 30, 2014 compared to three months ended June 30, 2013

Revenues and Expenses

Rental revenues increased $147,258, or 181%, to $228,615 for the three months ended June 30, 2014, compared to $81,357 for the same period of the prior year, and tenant reimbursements increased 90,012, or 262%, to $124,312 compared to $34,300 for the same period of the prior year.  The increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014 which accounts for almost $215,000 of the increase in rent and tenant reimbursements and a new tenant at 5130 Industrial Street.

General and administrative expenses remained relatively consistent at $76,779 for the three months ended June 30, 2014 compared to $78,982 for the same period of the prior year.

Salary and compensation expenses increased $65,785, or 58%, to $179,144 for the three months ended June 30, 2014 compared to $113,359 for the same period of the prior year. The increased expenses in 2014 were due to an increased number of employees plus non-cash stock compensation of approximately $50,000 granted to our directors and employees versus $36,000 granted in the same period of the prior year.

Professional fees decreased $190,403 or 69%, for the three months ended June 30, 2014 compared to $274,645 for the same period of the prior year. The Company incurred higher than normal legal expenses in second quarter of 2013 as we prepared for the Company’s formation as a public real estate holding corporation on June 7, 2013.

Property operating expenses, real estate taxes and insurance increased $60,008 or 105%, to $117,053 for the three months ended June 30, 2014 compared to $57,045 for the same period of the prior year. The increase in these expenses is primarily attributable to the acquisition of the property at Bren Road on May 29, 2014.

Depreciation and amortization expense increased by $60,728, or 99%, to $122,296 for the three months ended June 30, 2014 compared to $61,568 for the same period of the prior year. The increase is primarily due to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014.

Interest expense increased by $52,169, or 99%, to $127,227 for the three months ended June 30, 2014 compared to $75,058 for the same period of the prior year. The increase is primarily due to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014.

Six months ended June 30, 2014 compared to six months ended June 30, 2013

Revenues and Expenses

Rental revenues increased $157,359 or 91%, to $330,818 for the six months ended June 30, 2014 compared to $173,459 for the same period of the prior year, and tenant reimbursements increased 87,199, or 127%, to $155,799 compared to $68,600 for the same period of the prior year. The increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014 which accounts for almost $215,000 of the increase in rent and tenant reimbursement, and a new tenant at 5130 Industrial Street.

General and administrative expenses increased $78,862 or 62%, to $205,632 for the six months ended June 30, 2014 compared to $126,770 for the same period of the prior year. The increase in general and administrative expenses is attributable to expenses incurred to operate as a publicly held real estate holding corporation such as corporate insurance and office rent, which we did not incur operating only as 5130 Industrial Street, LLC during the first five months of 2013.  There was also an increase in accrued expenses of $63,000 for the six months ended June 30, 2014 for the loss contingency related to the 5130 LLC lender dispute described in Note 8 of the financial statements.

Salary and compensation expenses increased $634,164 for the six months ended June 30, 2014 compared to $139,445 for the same period of the prior year. The increased expenses in 2014 were due to an increased number of employees plus non-cash stock compensation of approximately $506,000 granted to our directors and employees versus $36,000 for the same period in the prior year.

Professional fees decreased $219,075 or 61%, to $141,657 for the six months ended June 30, 2014 compared to $360,732 for the same period of the prior year. The Company incurred higher than normal legal expenses in first half of 2013 as we prepared for the Company’s formation as a public real estate holding corporation on June 7, 2013.

Property operating expenses increased $18,684 or 40%, to $65,610 for the six months ended June 30, 2014 compared to $46,926 for the same period of the prior year. The increase in property operating expenses is attributable to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014 offset by decreases in operating expenses at 5130 Industrial Street.

Real estate taxes and insurance expense increased $26,415 or 33%, to $106,748 for the six months ended June 30, 2014 compared to $80,333 for the same period of the prior year. The increase in expenses is attributable to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014 offset by some expense savings for the rest of the company.

Depreciation and amortization expense increased by $59,105, or 48%, to $181,574 for the six months ended June 30, 2014 compared to $122,469 for the same period of the prior year.  The increase is primarily due to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014.

Interest expense increased by $54,808, or 37%, to $203,559 for the six months ended June 30, 2014 compared to $148,751 for the same period of the prior year. The increase is primarily due to the impact of the acquisition of the property at Bren Road, Minnetonka on May 29, 2014.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. to Funds From Operations

In thousands (except per share)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

Net (Loss) Income attributable to Talon Real Estate Holding Corp.	$(287)	$(488)
Adjustments:
Depreciation and Amortization	122	62
Adjustments:
Non-real estate depreciation	(2)	(1)
Amortization of deferred financing costs	(7)	(3)
Noncontrolling interest of depreciation and amortization	(47)	(31)
Net depreciation and amortization	66	27
Funds From Operations (FFO)	$(221)	$(461)
Basic and diluted FFO loss per share	$(0.01)	$(0.03)

Adjusted funds from operations:
Funds from operations	(221)	(461)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(4)	15
Non-real estate depreciation	2	1
Amortization of deferred financing costs, net of noncontrolling interest	5	1
Non-cash stock compensation charges	50	36
Adjusted Funds From Operations (AFFO)	(168)	(408)
Basic and diluted AFFO loss per share	(0.01)	(0.03)

In thousands (except per share)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013

Net (Loss) Income attributable to Talon Real Estate Holding Corp.	$(1,062)	$(664)
Adjustments:
Depreciation and Amortization	182	122
Adjustments:
Non-real estate depreciation	(5)	(1)
Amortization of deferred financing costs	(11)	(7)
Noncontrolling interest of depreciation and amortization	(47)	(62)
Net depreciation and amortization	119	52
Funds From Operations (FFO)	$(943)	$(612)
Basic and diluted FFO loss per share	$(0.06)	$(0.04)

Adjusted funds from operations:
Funds from operations	(943)	(612)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(8)	18
Non-real estate depreciation	5	1
Amortization of deferred financing costs, net of noncontrolling interest	7	3
Non-cash stock compensation charges	506	36
Adjusted Funds From Operations (AFFO)	(433)	(554)
Basic and diluted AFFO loss per share	(0.03)	(0.04)

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through June 30, 2014.

We recently completed two acquisitions in 2014.  On May 29, 2014, we acquired the Minneapolis Mart in Minnetonka, MN for $18 Million.  The building is currently 90% leased encompassing 227,000 total building square feet.  On July 2, 2014, we acquired the building located at 180 5th Street East in St. Paul, Minnesota, a historic thirteen story office tower totaling 856,223 total building square feet located directly adjacent to the new LRT train system and Union Station.   These two acquisitions represent current annual revenues of almost $12 million.  Although cash flow to the company has greatly improved, the cash flow generated from these latest acquisitions does not adequately meet all of the cash flows required of our current operations.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties including the payoff of debts expiring in the near future such as the Jackson Loan of $1.14 million which closed on July 2, 2014 with the acquisition of the St. Paul building and matures on August 31, 2014.  Management is currently pursuing refinancing this loan with new debt. We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.   As of June 30, 2014, we had unrestricted cash of $10,211 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan, with an original balance of $4.45 million, and the B loan, with an original balance of $300,000, with fixed interest rates of 6.049% per annum and 12.75% per annum, respectively, and a current weighted average loan rate of 6.90% on a combined balance of approximately $4.5 million. The loans mature on April 8, 2017 and can be accelerated in certain circumstances, including if there is an event of default under the loan agreement (see Note 8 to the Condensed Consolidated Financial Statements).

Talon Bren Road, LLC, an entity in which our Operating Partnership acquired on May 29, 2014, is party to a loan agreement secured by the building located at 10301 Bren Road West, Minnetonka, MN.  It is also a party to two loans to fund the restricted escrow accounts available for the purpose of capital improvements at the building.  This property also secures the Jackson Loan entered into on July 2, 2014 with the acquisition of the property located in St. Paul, MN.

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2014	December 31, 2013
5130 Industrial Street , LLC Mortgage 1(1)	Secured fixed rate	April 8, 2017	6.05%	$4,154,552	$4,187,827
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	295,834	296,433
Talon Bren Road Mortgage	Secured fixed rate	May 28, 2019	4.65%	11,500,000	-
Talon Bren Road HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	145,000	-
Talon Bren Road Roof loan	Unsecured interest only	June 1, 2019	8.00%	225,000	-
Related party promissory notes (2)	Unsecured fixed rate	December 31, 2014	14.00%	200,000	-
				$18,320,386	$4,484,260

(1) See Note 8 in the Notes to Condensed Consolidated Financial Statements attached herein.

(2)  See Notes 6 and 12 in the Notes to Condensed Consolidated Financial Statements attached herein.  These notes were paid off with the issuance of a new promissory note on August 12, 2014 to Curtis Marks for $500,000 with an annual interest rate of 14% maturing on February 8, 2015.

Additionally, the Company became party to loans to complete the acquisition of the property located at 180 5th Street East in St. Paul, Minnesota on July 2, 2014.  The Company financed this acquisition by obtaining (1) a secured loan from RCC Real Estate, Inc. of an aggregate principal amount of $33 million with an initial advance of $32 million at an initial interest rate of 5.75% and initial maturity date of July 5, 2017, and (2) a loan from Jackson I, LLC (the “Jackson Loan”) of an aggregate principal amount of $1.14 million at an interest rate of 6% and maturity date of August 31, 2014 secured by the property located at 10301 Bren Road West, Minnetonka, MN.

Off Balance Sheet Arrangements

At June 30, 2014, we did not have any off-balance sheet arrangements.

Inflation

As of June 30, 2014, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the three and six months ended June 30, 2014, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of June 30, 2014, all of our outstanding debt had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month libor plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.5% until maturity on July 5, 2016.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On August 12, 2014, Talon Real Estate Holding Company (“TREHC”) and Talon OP, L.P., TREHC’s wholly-owned subsidiary, jointly issued an unsecured promissory note in the aggregate principal amount of $500,000 to Curtis Marks, a director of the Company. The note bears interest at 14% per annum and Talon OP, L.P. will pay principal and all accrued interest on the promissory note on or before February 8, 2015. In addition, Talon OP, L.P. may prepay the promissory note in whole or in part at any time.  Until all obligations under this note have been fulfilled by us, neither TREHC nor Talon OP, L.P. shall make any distributions, dividends or payments to any of their equity or security holders with the exception of payments to preferred units of Talon OP, L.P.

The foregoing description of the terms and conditions of the purchase agreement does not purport to be complete and is qualified in its entirety by the promissory note, which is filed as Exhibit 10.6 hereto and is incorporated herein by reference.

We relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933 with respect to the private placement. The purchaser was an accredited investor who was provided full information regarding our business and operations. There was no general solicitation in connection with the offer or sale of the securities. The purchaser acquired the security for his own account. The security referenced in this Quarterly Report on Form 10-Q has not been registered under the Securities Act of 1933 and may not be offered or sold absent registration or an applicable exemption from registration requirements.

Item 3.

Defaults Upon Senior Securities

Not Applicable.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

Other Information

The information set forth under Part II Item 2 of this report is incorporated herein by reference.

Item 6.

Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	TALON REAL ESTATE HOLDING CORP.

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
10.1

Contribution Agreement between Talon OP, L.P. and Bren Road, LLC, dated May 29, 2014 (Incorporated by reference to the exhibit of the same number in our Form 8-K dated May 29, 2014, filed on June 3, 2014 (File No. 000-53917)).

10.2

Assignment and Assumption Agreement and Consent between Bren Road, LLC, Talon Bren Road, LLC, and Bell State Bank & Trust, dated May 29, 2014 (Incorporated by reference to the exhibit of the same number in our Form 8-K dated May 29, 2014, filed on June 3, 2014 (File No. 000-53917)).

10.3

Promissory Note between Talon Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014 (Incorporated by reference to the exhibit of the same number in our Form 8-K dated May 29, 2014, filed on June 3, 2014 (File No. 000-53917)).

10.4

Loan Agreement between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended (Incorporated by reference to the exhibit of the same number in our Form 8-K dated May 29, 2014, filed on June 3, 2014 (File No. 000-53917)).

10.5

Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended (Incorporated by reference to the exhibit of the same number in our Form 8-K dated May 29, 2014, filed on June 3, 2014 (File No. 000-53917)).

10.6	Promissory Note to Curtis Marks from the Company, dated August 12, 2014 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

________________________

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