Form 10-Q
period 2014-09-30
TALON REAL ESTATE HOLDING CORP.
filed 2014-11-14
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at November 13, 2014 was 16,743,522 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2013 as filed with the Securities and Exchange Commission on March 31, 2014.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three and nine months ended September 30, 2014 and 2013

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2014 and December 31, 2013

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Land	$8,397,000	$250,000
Land improvements	157,000	140,000
Building & improvements	40,683,290	3,449,040
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	49,266,154	3,867,904
Less: accumulated depreciation	(2,311,047)	(1,755,973)
Net property & equipment	46,955,107	2,111,931

Cash	523,314	83,522
Rents and other receivables, net	381,691	8,914
Deferred rent receivable	-	35,824
Restricted escrows & reserves	2,290,720	190,472
Prepaid expenses and other assets	126,511	42,683
Deferred financing costs, net	1,237,671	42,414
Intangible assets, net	12,347,798	-
TOTAL ASSETS	$63,862,812	$2,515,760

LIABILITIES
Notes payable	$49,373,404	$4,484,260
Notes payable - related party	500,000	100,000
Accounts payable	1,886,382	480,695
Accrued expenses	923,024	107,895
Tenant security deposits	185,296	30,328
Deferred rent revenue	98,967	-
Prepaid rent	156,065	-
Accrued interest	233,012	25,124
Below-market leases, net	329,393	-
Mandatorily redeemable Operating Partnership preferred units	3,000,000	-
Total Liabilities	56,685,543	5,228,302

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both September 30, 2014 and December 31, 2013	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 16,693,522 issued and outstanding as of September 30, 2014 and 15,762,222 as of December 31, 2013	16,693	15,762
Additional paid in capital	1,000,757	449,873
Accumulated loss	(3,635,448)	(1,966,824)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(2,617,998)	(1,501,189)
Noncontrolling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of September 30, 2014 and 1 common unit as of December 31, 2013	11,133,963	-
Noncontrolling interests – consolidated real estate entities	(1,338,696)	(1,211,353)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	7,177,269	(2,712,542)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$63,862,812	$2,515,760

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2014 and 2013

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
REVENUE
Rent	$1,847,922	$161,972	$2,271,543	$335,431
Tenant reimbursement	961,547	32,875	1,024,544	101,475
Other income	110,016	5,498	111,346	6,048
Total Revenue	2,919,485	200,345	3,407,433	442,954

EXPENSES
General & administrative	159,990	23,286	365,623	147,988
Salary and compensation	179,740	144,406	953,349	283,851
Professional	72,833	125,525	214,490	496,758
Property operating expenses	1,084,018	6,673	1,149,629	45,166
Real estate taxes & insurance	425,545	26,975	532,293	107,308
Depreciation and amortization	1,180,480	83,553	1,362,054	206,022
Total Expenses	3,102,606	410,418	4,577,438	1,287,093

Operating Loss	(183,121)	(210,073)	(1,170,005)	(844,139)

Interest expense	(787,260)	(74,790)	(990,819)	(223,541)

NET LOSS	(970,381)	(284,863)	(2,160,824)	(1,067,680)

Net loss attributable to noncontrolling interest - Operating Partnership	(334,396)	-	(364,857)	-
Net loss attributable to noncontrolling interests - consolidated real estate entities	(29,219)	(1,660)	(127,343)	(114,867)
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(606,766)	$(283,203)	$(1,668,624)	$(952,813)

Loss per common share basic and diluted	$(0.04)	$(0.02)	$(0.11)	$(0.06)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2014 and 2013

(unaudited)

	Nine months ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,160,824)	$(1,067,680)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	1,398,963	206,022
Stock-based compensation expense	555,604	41,998
Services received for shares issued	-	50,000
Changes in operating assets and liabilities:
Rents and other receivables	(372,777)	(9,143)
Deferred rents receivable	35,824	35,590
Prepaid expenses and other assets	99,332	(22,799)
Accounts payable	1,069,862	369,511
Accrued expenses	623,387	70,220
Tenant security deposits	13,017	(4,808)
Prepaid rent	(789,985)	(6,320)
Deferred rent revenue	98,967	-
Accrued interest	228,332	(75,750)
Net cash flows from operating activities	799,702	(413,159)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases or improvements of land, building, intangible assets	(17,000)	(28,864)
Cash paid for acquisitions	(75,000)	-
Deposits to restricted escrows and reserves	(1,078,029)	(143,040)
Payments from restricted escrows and reserves	107,472	58,291
Cash received upon settlement of acquisition	58,472	-
Net cash flows from investing activities	(1,004,085)	(113,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	620,000	-
Principal payments on notes payable	(370,856)	(57,410)
Proceeds of related party note	600,000	-
Principal payments on related party notes	(200,000)	-
Sale of common stock	-	277,500
Contributions from members	-	319,128
Common stock issuance costs	(3,789)	-
Operating Partnership units issuance costs	(1,180)	-
Net cash flows from financing activities	644,175	539,218

Net Change in Cash	439,792	12,446

CASH - BEGINNING OF PERIOD	83,522	66,732
CASH - END OF PERIOD	$523,314	$79,178

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets and liabilities acquired through the issuance of Operating Partnership units and debt	$58,131,250	$-
Escrow and reserves funded through the issuance of debt	1,129,691	-
Financing costs included in accounts payable	849,120	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and preferred Operating Partnership preferred units	$782,931	$273,884

See accompanying notes to consolidated financial statements

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

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

Talon Real Estate Holding Corp, as the general partner of Talon OP, has management responsibility for all the activities of the Operating Partnership. TREHC owned approximately 64.5% and 100% of the Operating Partnership as of September 30, 2014 and 2013, respectively.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC and 100% of Talon First Trust, LLC as of September 30, 2014.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of September 30, 2014 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and nine months ended September 30, 2014 and 2013, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2014 and our condensed consolidated statements of operations, and our condensed consolidated statement cash flows for the three and nine months ended September 30, 2014 and 2013, as applicable. These adjustments are of a normal recurring nature.

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of September 30, 2014, the Company had tenants occupying approximately 75% of the rentable space.

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 of net rentable square feet.  As of September 30, 2014, the Company had tenants occupying approximately 90% of the rentable space.

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial use.  The property totals 656,875 net rentable square feet.  As of September 30, 2014, the Company had tenants occupying approximately 61% of the rentable space.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to use estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates and assumptions include determination of the useful life of property and other long-lived assets, valuation and impairment analysis of property and other long-lived assets, and valuation of the allowance for doubtful accounts. It is at least reasonably possible that these estimates could change in the near term.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,290,720 and $190,472 as of September 30, 2014 and December 31, 2013, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $4,080 and $5,000 as of September 30, 2014 and December 31, 2013, respectively.

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

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Leasing Costs and Tenant Allowance

Deferred leasing costs include leasing commissions that are capitalized and are being amortized by the straight-line method over the term of the lease. All direct and indirect costs, including estimated internal costs, associated with the leasing of real estate investments owned by the Company are capitalized and amortized over the term of the related lease. The Company includes lease incentive costs, which are payments made on behalf of a tenant to sign a lease, in deferred leasing costs and amortizes them on a straight-line basis over the respective lease terms as a reduction of rental revenue. Unamortized costs are charged to expense upon the early termination of the lease.  The Company had no amortization expense for leasing costs for the three and nine months ended September 30, 2014 and $4,556 and $6,521 for the three and nine months ended September 30, 2013, respectively.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense of $83,044 and $99,470 for the three and nine months ended September 30, 2014, respectively, and $32,007 and $54,541 for the three and nine months ended September 30, 2013, respectively, for related tenant allowances which is included in depreciation and amortization.

Derivative Instruments

The Company records all derivative instruments on the balance sheet at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.  If the Company does not apply hedge accounting, all changes in the fair value of derivatives are recognized directly in earnings in the period of change.  Currently, the Company has not elected hedge accounting treatment and all changes in fair value of the Company’s derivatives are recognized in current period earnings.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term. The Company had amortization expense of $101,694 and $112,295 for the three and nine months ended September 30, 2014, respectively, and $468 and $7,219 for the three and nine months ended September 30, 2013, respectively.

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

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Property and Fixed Assets (continued)

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and land improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Building	25-40 years
Building and Land Improvements	3-15 years
Tenant Improvements	4-10 years
Furniture and Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $36,910 to rent revenue for above and below-market leases for the three and nine months ended September 30, 2014 and none was amortized in 2013.  Amortization of other intangibles is recorded in depreciation and amortization expense.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company currently has disclosed certain matters relative to going concern in Note 15 but presently has not yet adopted the new guidance.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three or nine months ended September 30, 2014 or 2013.

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants.  Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair market value on the date of the grant.  However, stock compensation expense recognized at any date must be at least equal to the amount attributable to stock awards that are vested on that date.  The Company has recognized $49,741 and $555,604 of compensation expense for the three and nine months ended September 30, 2014, respectively, and $5,998 and $41,998 for the three and nine months ended September 30, 2013, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.  No stock was issued in exchange for goods or services of non-employees in the three or nine months ended September 30, 2014.  No stock was issued in the three months ended September 30, 2013 and stock valued at $50,000 was issued for an equivalent value of services received in the nine months ended September 30, 2013.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 64.5% of the common units of the Operating Partnership as of September 30, 2014 and 100% as of December 31, 2013. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average common shares outstanding - basic	16,010,997	15,354,886	15,867,615	15,218,443
Plus potentially dilutive common shares:
Unvested restricted stock	47,713	117,203	311,018	104,110
Contingent shares (note 8)	-	-	-	-
Weighted average common shares outstanding - diluted	16,058,710	15,472,089	16,178,633	15,322,553

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from September 2014 to October 2020. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases as of September 30, 2014:

2014	$2,053,245
2015	7,238,161
2016	6,387,628
2017	5,973,658
2018	4,640,048
Thereafter	4,994,776
$31,287,516

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	September 30, 2014	December 31, 2013
5130 Industrial Street, LLC Mortgage 1 (1)	Secured fixed rate	April 8, 2017	6.05%	$4,138,225	$4,187,827
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	295,625	296,433
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,440,100	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	881,427	-
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	143,027	-
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	-
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	32,000,000	-
Talon OP, L.P. – Promissory Note	Unsecured fixed rate interest only	January 15, 2015(2)	14.00%	250,000	-
				$49,373,404	$4,484,260

(1)  See Note 8 for further disclosure related to this mortgage.

(2)  See Note 14 regarding replacement of original note with the same principal amount retired on October 5, 2014 with current note in this table.

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2014	$965,094
2015	601,738
2016	368,422
2017	36,576,384
2018	324,613
thereafter	10,537,153
$49,373,404

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

The Company’s mortgage assumed by Talon Bren Road, LLC in connection with the acquisition of the property at Bren Road includes a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year, beginning with the year ending December 31, 2014.

The Company’s mortgage entered into by Talon First Trust, LLC in connection with the property at 180 5th Street East, St. Paul, Minnesota includes a financial covenant that requires the Company to maintain a net worth that equals or exceeds $30 million and cash and marketable securities equal to or greater than $3 million after Jan 2, 2015 and throughout the remaining term of the loan, but allows the Company 30 days following any failure in which to satisfy this financial covenant or provide an individual or entity acceptable to lender as another guarantor on the loan and of the environmental indemnity obligations. The Company (as well as its subsidiary, Talon OP, L.P.) is a guarantor of the loan entered into by Talon First Trust, LLC and an indemnitor of Talon First Trust, LLC’s environmental obligations in connection with the property at 180 5th Street East, St. Paul, Minnesota.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

The Company engaged in services with related parties due to common ownership, which are described below.

On August 12, 2014, the Company entered into an additional unsecured promissory note with Curtis Marks, a director of the Company.  The note provided for a $500,000 loan to the Company with an annual interest rate of 14%.  The unpaid principal balance and all accrued and unpaid interest will be paid in a single lump sum payment due on February 8, 2015.  A significant portion of the proceeds of this note was used to pay off the unpaid principal and accrued interest on two prior notes to Mr. Marks dated December 30, 2013 and March 7, 2014 with an aggregate principal balance of $200,000.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

The Company had a general services and maintenance agreement with Outside Services & Storage LLC, a related party, which terminated at the end of May 2013.  The total cost of these services was $0 for the three months ended September 30, 2013 and $20,912 for the nine months ended September 30, 2013.  The Company also had a lease agreement with Outside Services & Storage LLC, which ended on July 31, 2013.  This agreement allowed Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates.  The Company received no lease payments from this related party in 2013. Related party revenue is recognized when received.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $0 and $8,433 for the three and nine months ended September 30, 2013, respectively.

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 29% of the Company’s total rentable space as of September 30, 2014 with base rent representing 60% and 49% of total base rent revenues for the three and nine months ended September 30, 2014, respectively.  For the same period in 2013, two tenants rented approximately 50% of the space, with base rent representing 40% and 59% of the total base rent revenues for the three and nine months ended September 30, 2013, respectively.  The largest tenant currently rents approximately 10.4% of the Company’s rentable space. The Company has two parties who accounted for 74% of the total rent and other receivables balance as of September 30, 2014.  The Company had one tenant who accounted for 88% of the total rent and other receivables balance as of December 31, 2013.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 56 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease are as follows:

Years ending December 31,
2014	$12,413
2015	50,523
2016	52,039
2017	53,600
2018	55,206
2019	23,285
$247,066

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company may deliver a “NOI Payment Notice” to Bren Road, LLC if it determines in its reasonable discretion that there will be a NOI Deficit related to any deficit quarter.   The Company recognized $82,266 of income under this agreement for the nine months ended September 30, 2014.

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

The consulting agreement provides for a reduction of the monthly consulting fees upon receipt of funds from a subsequent mortgage financing.  The Company had recognized $131,250 of accrued expenses for this contingency based on the likelihood of expenses to be incurred that could be reasonably estimated at the time of acquisition.  This contingent liability was included as part of the purchase price fair value allocation of the tangible and intangible assets acquired on May 29, 2014 and currently has a balance of $43,750.

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

5130 LLC believes it has made all scheduled monthly payments due on the Notes and that the Notes and related escrow and reserve accounts are correctly reflected on the financial statements based on its ability to confirm remittance of all scheduled payments to the lender. The lender has identified that loan payments were not appropriately applied by the loan servicer to each of the notes and escrow accounts and is currently working with management to resolve the dispute.  5130 LLC believes the two parties will be able to resolve this dispute without incurring the cost of litigation and has accrued $63,000 in 2014 as an estimate of loss related to this contingency.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

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

As of September 30, 2014, the Company had granted 871,300 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended September 30, 2014:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, June 30, 2014	705,021	$1.12
Granted	-	-
Vested	(44,991)	1.11
Forfeited or rescinded	-	-
Granted and not vested, September 30, 2014	660,030	$1.12

The following table sets forth a summary of restricted stock for the nine months ended September 30, 2014:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2014	220,008	$0.60
Granted	931,300	1.25
Vested	(491,278)	1.13
Forfeited or rescinded	-	-
Granted and not vested, September 30, 2014	660,030	$1.12

As of September 30, 2014, there was $740,526 of total unrecognized compensation expense related to the outstanding restricted stock which is expected to be recognized over a weighted average period of 16 months.  The Company recognized $49,741 and $555,604 of stock-based compensation expense for the three and nine months ended September 30, 2014, respectively, that is included in salary and compensation in the consolidated statements of operations.  The Company recognized $5,998 and $41,998 of stock-based compensation expense for the same periods ended in 2013, respectively.  The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2014	1,200,000
Authorized increase in Plan shares	472,867
Granted	(931,300)
Authorized but not granted or issued, September 30, 2014	741,567

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 10 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Identified intangible assets:
In-place leases	$12,093,000	$-
Above-market leases	1,006,000	-
Accumulated amortization	(751,202)	-
Net carrying amount	$12,347,798	$-

	September 30, 2014	December 31, 2013
Identified intangible liabilities:
Below-market leases	349,000	-
Accumulated amortization	(19,607)	-
Net carrying amount	$329,393	$-

The effect of amortization of acquired intangible assets was approximately $733,514 and $751,202 for the three and nine months ended September 30, 2014, respectively.  Above-market leases, included in intangible assets, are amortized as a reduction in rent revenue and totaled $56,517 for both the three and nine months ended September 30, 2014.  Amortization of below-market leases as an addition to rent revenue was $19,607 for both the three and nine months ended September 30, 2014.  In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2014	$733,514	$19,607
2015	2,934,056	78,427
2016	2,934,056	78,427
2017	2,934,056	78,427
2018	2,797,966	74,505
Thereafter	14,150	-
	$12,347,798	$329,393

NOTE 11 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of September 30, 2014.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 12 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There were no accumulated, undeclared preferred payments outstanding as of September 30, 2014.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of September 30, 2014.

NOTE 13 – ACQUISITIONS

Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities acquired.  The process of allocating property costs to its components involves a considerable amount of subjective judgments to be made by Company management and preliminary estimates of fair values of assets and liabilities acquired are subject to adjustment as additional information is obtained and finalized by management up to one year after the date of acquisition.  The company will finalize the amounts recognized as information necessary to complete the analysis is obtained. Amounts for certain contingent liabilities, and certain tangible and intangible assets and liabilities remain subject to change. These estimates were based on assumptions the Company believes to be reasonable, however, actual results may differ from these estimates.

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized approximately $903,000 in revenue and $526,000 in net income before interest, depreciation and amortization expense from this property since acquisition through September 30, 2014.

The consideration for the acquisition of the property located at Bren Road as of the acquisition date consisted of the following:

Item
Assumption of loan from Bren Road, LLC	$11,500,000
Issuance of 5,200,000 common units of Talon OP	6,500,000
Contingent liability included in accrued expenses	131,250
Total purchase price	$18,131,250

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

The Company has preliminarily allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$4,700,000
Building	12,444,250

Intangible Assets:
In Place Leases	987,000
Total Assets Acquired	$18,131,250

Liabilities Assumed/Incurred:
Debt	$11,500,000
Contingent liability	131,250
Net Assets Acquired	$6,500,000

On July 2, 2014, Talon OP, L.P. (“Talon OP”) entered into a contribution agreement with various parties and acquired the First Trust Center building and certain other assets located at 180 5th Street East, St. Paul, MN through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for this property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.  The Company recognized approximately $2,105,000 in revenue and $821,000 in net income before interest, depreciation and amortization expense from this property since acquisition through September 30, 2014.

The consideration for the acquisition of the property located at 180 5th Street East as of the acquisition date consisted of the following:

Item
Mortgage loan	$32,000,000
Issuance of 4,000,000 common units of Talon OP	5,000,000
Issuance of 30,000 preferred units of Talon OP	3,000,000
Total purchase price	$40,000,000

The Company has preliminarily allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$3,447,000
Building	23,458,000
Tenant improvements	1,332,000

Intangible Assets:
In-Place Leases	11,106,000
Above-Market Leases	1,006,000
Below-Market Leases	(349,000)
Total Assets Acquired	$40,000,000

Liabilities Assumed/Incurred:
Debt	$32,000,000

Net Assets Acquired	$8,000,000

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions of the properties located at Bren Road and 180 5th Street East had occurred at January 1, 2013, the beginning of the earliest period presented. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$2,919,485	$3,017,102	$8,735,515	$8,884,179

Net income (loss) (1)	$(970,381)	$(941,753)	$(3,682,501)	$(3,045,138)
Net income (loss) attributable to Talon Real Estate Holding Corp.	$(606,766)	$(606,078)	$(2,292,010)	$(1,889,145)

Income (Loss) per share basic and diluted	$(0.04)	$(0.04)	$(0.14)	$(0.12)
Basic and diluted weighted average shares outstanding	16,010,997	15,354,886	15,867,615	15,218,443

(1)  Net income (loss) includes the effects of depreciation and amortization expense of $1,180,480 and $1,204,755 for the three months ended September 30, 2014 and 2013, respectively, and $3,539,967 and $3,569,628 for the nine months ended September 30, 2014 and 2013, respectively based on preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities in connection with the acquisitions.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

On October 5, 2014, the Company retired an unsecured promissory note in the amount of $250,000 with an interest rate of 20% and replaced it with a new unsecured promissory note in the same amount with an interest rate of 14% with a maturity date of January 15, 2015. Principal and any accrued and unpaid interest will be paid in a single lump sum payment due on January 15, 2015.

NOTE 15 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through September 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2014 and 2013 (unaudited)

NOTE 15 – GOING CONCERN (continued)

We recently completed two acquisitions in 2014.  On May 29, 2014, we acquired the Minneapolis Mart on Bren Road in Minnetonka, MN for $18 Million.  The building is currently 90% leased encompassing 227,000 total building square feet.  On July 2, 2014, we acquired the building located at 180 5th Street East in St. Paul, Minnesota, a thirteen story office tower totaling 856,223 total building square feet. Current annual revenues from these two acquired properties represent over $11 million.  Although cash flow to the company has improved, the cash flow generated from these latest acquired properties does not adequately meet all of the cash flows required of our current operations including the payoff of debts expiring in the near future.  Notes maturing in the near future include a note secured by the Bren Road property with a principal balance of $881,427 due December 31, 2014 and an unsecured note with a principal balance of $250,000 due January 15, 2015.  Additionally, we have an unsecured note with a related party of $500,000 due February 8, 2015.  We are pursuing debt and equity financing options to meet these short-term obligations.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, pay off short-term notes due in the near future, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have limited unrestricted cash flow from current operations.   As of September 30, 2014, we had unrestricted cash of $523,314 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

We recently completed two acquisitions totaling approximately $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that was 90% occupied primarily by tenants who are wholesale distributors.  On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied by corporate and government tenants.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the three and nine months ended September 30, 2014.

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

Intangible Assets

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease. Above and below-market leases are amortized as a reduction in (addition to) rent revenue. Amortization of other intangibles is recorded in depreciation and amortization expense.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 64.5% of the common units of the Operating Partnership as of September 30, 2014 and 100% as of December 31, 2013. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Significant Events and Transactions during the three and nine months ended September 30, 2014

Summarized below are the Company’s significant transactions and events during the three and nine months ended September 30, 2014.

The Company completed two real estate acquisitions totaling approximately $58 Million and over 1 million in gross square feet.

On May 29, 2014, Talon acquired the Minneapolis Mart in Minnetonka, MN for approximately $18 Million.  The building is currently 90% leased encompassing 227,000 total building square feet.  The consideration for the property consists of the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019 and 5,200,000 common units of Talon OP.

On July 2, 2014, we acquired 180 5th Street East in St. Paul, Minnesota, a thirteen story office tower totaling 856,223 total building square feet located in downtown St. Paul for $40 million.  The consideration for the property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP.  The property was 62% occupied at the time of acquisition and represents a great leverage opportunity as a value-add asset through strong property management and lease-up strategy.    The Company financed this acquisition by obtaining a $32 million secured loan at an initial interest rate of 5.75% and initial maturity date of July 5, 2017, and a short term loan secured by the property in Minnetonka with a current principal balance of $881,427 due December 31, 2014 with accrued interest.

We have recognized approximately $1.3 million of financing costs for these two acquisitions that have been included in deferred financing costs and will be amortized over a weighted average of 3.5 years.

These two acquisitions are expected to contribute over $11 million in gross revenues annually compared to under $600,000 in revenues earned by the Company in the prior year.

Market Conditions and Outlook

Our recent acquisitions were accomplished utilizing a 721 Exchange tax deferral methodology or “UPREIT” providing several unique advantages over a 1031 exchange or selling to cash buyers.   This strategy is advantageous for real estate owners seeking to mitigate and defer their immediate tax obligations, stay invested in real estate, diversify their holdings, and seek potential future growth and liquidity by accepting Talon OP common units which can later be converted 1:1 for Talon common stock under the ticker “TALR” and their capital gains tax obligations are deferred until the common stock is ultimately sold in the public market.

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

Results of Operations

Our revenues and expenses have changed significantly compared to the same period in the previous year due to recent acquisitions of the property at Bren Road in Minnetonka, Minnesota on May 29, 2014 and the property at 180 5th Street East in St. Paul, Minnesota on July 2, 2014.  Since their acquisition, these two properties have generated over $2.8 million and $3 million in revenues for the three and nine months ended September 30, 2014, respectively.  These two properties had total operating expenses of $1.6 million and $1.7 million for the three and nine months ended September 30, 2014, respectively.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of acquisitions.

Three months ended September 30, 2014 compared to three months ended September 30, 2013

Revenues and Expenses

Rental revenues increased $1,685,950 or 1,041%, to $1,847,922 for the three months ended September 30, 2014, compared to $161,972 for the same period of the prior year, and tenant reimbursements increased $928,672, or 2,825%, to $961,547 compared to $32,875 for the same period of the prior year.  The net increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the acquisitions made in 2014.

General and administrative expenses increased $136,704, or 587%, to $159,990 for the three months ended September 30, 2014 compared to $23,286 for the same period of the prior year.  The increase is primarily due to the acquisitions made in 2014.

Salary and compensation expenses increased $35,334, or 24.5%, to $179,740 for the three months ended September 30, 2014 compared to $144,406 for the same period of the prior year. The increased expenses in 2014 were due to an increased number of employees plus non-cash stock compensation of approximately $50,000 granted to our directors and employees versus $5,998 granted in the same period of the prior year.

Professional fees decreased $52,692 or 42%, to $72,833 for the three months ended September 30, 2014 compared to $125,525 the same period of the prior year. The Company incurred higher than normal legal expenses in second half of 2013 as we prepared for the Company’s formation as a public real estate holding corporation on June 7, 2013.

Property operating expenses, real estate taxes and insurance increased $1,475,915 or 4,386%, to $1,509,563 for the three months ended September 30, 2014 compared to $33,648 for the same period of the prior year. The increase in these expenses is primarily attributable to the impact of acquisitions made in May and July 2014.

Depreciation and amortization expense increased by $1,096,927, or 1,313%, to $1,180,480 for the three months ended September 30, 2014 compared to $83,553 for the same period of the prior year. The increase is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Interest expense increased by $712,470 or 953%, to $787,260 for the three months ended September 30, 2014 compared to $74,790 for the same period of the prior year. The increase is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Nine months ended September 30, 2014 compared to nine months ended September 30, 2013

Revenues and Expenses

Rental revenues increased $1,936,112 or 577%, to $2,271,543 for the nine months ended September 30, 2014 compared to $335,431 for the same period of the prior year, and tenant reimbursements increased $923,069, or 910%, to $1,024,544 compared to $101,475 for the same period of the prior year. The net increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014.

General and administrative expenses increased $217,635 or 147%, to $365,623 for the nine months ended September 30, 2014 compared to $147,988 for the same period of the prior year. The increase in general and administrative expenses is attributable to expenses incurred to operate as a publicly held real estate holding corporation such as corporate insurance and office rent, which we did not incur operating only as 5130 Industrial Street, LLC during the first five months of 2013.  There was also an increase in accrued expenses of $63,000 for the nine months ended September 30, 2014 for the loss contingency related to the 5130 LLC lender dispute described in Note 8 of the financial statements.

Salary and compensation expenses increased $669,498, or 235%, to $953,349 for the nine months ended September 30, 2014 compared to $283,851 for the same period of the prior year. The increased expenses in 2014 were due to an increased number of employees plus non-cash stock compensation of approximately $556,000 granted to our directors and employees versus $42,000 for the same period in the prior year.

Professional fees decreased $282,268 or 57%, to $214,490 for the nine months ended September 30, 2014 compared to $496,758 for the same period of the prior year. The Company incurred higher than normal legal expenses in first half of 2013 as we prepared for the Company’s formation as a public real estate holding corporation on June 7, 2013.

Property operating expenses increased $1,104,463 or 2,445%, to $1,149,629 for the nine months ended September 30, 2014 compared to $45,166 for the same period of the prior year. The increase in property operating expenses over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Real estate taxes and insurance expense increased $424,985 or 396%, to $532,293 for the nine months ended September 30, 2014 compared to $107,308 for the same period of the prior year. The increase in real estate taxes and insurance expense over the same period in the prior year is primarily attributable to the two acquisitions made in May and July 2014.

Depreciation and amortization expense increased by $1,156,032 or 561%, to $1,362,054 for the nine months ended September 30, 2014 compared to $206,022 for the same period of the prior year.  The increase in depreciation and amortization expense over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Interest expense increased by $767,278, or 343%, to $990,819 for the nine months ended September 30, 2014 compared to $223,541 for the same period of the prior year. The increase in interest expense over the same period in the prior year is primarily attributable to the impact of loans entered into and assumed in connection with the two acquisitions made in May and July 2014.

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

We define adjusted funds from operations, or AFFO, as FFO excluding the non-cash effects of straight-line rent and amortization of lease inducements and deferred financing costs, depreciation of non-real estate, and excluding the effects of non-cash compensation charges. U.S. GAAP requires rental revenues related to non-contingent leases that contain specified rental increases over the life of the lease to be recognized evenly over the life of the lease. This method may result in rental income in the early years of a lease that is higher than actual cash received, creating a deferred rent receivable asset or lower income than actual cash received, creating a deferred rent revenue liability included in our consolidated balance sheet. At some point during the lease, depending on its terms, cash rent payments may exceed or be lower than the straight-line rent which results in the deferred rent receivable asset or liability, respectively, decreasing to zero over the remainder of the lease term. By excluding the non-cash portion of straight-line rental revenue and amortization of lease inducement and deferred financing costs as well as non-cash compensation expense, investors, analysts and our management can compare AFFO between periods.

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three Months Ended September 30,
In thousands $ (except per share)	2014			2013
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(607)	16,011	$(0.04)	$(283)	15,355	$(0.02)

Adjustments:
Non-controlling interest Operating Partnership	(334)	9,200		-	-
Consolidated depreciation and amortization:	1,180			84
adjust for non-real estate depreciation	(2)			(1)
adjust for amortization of deferred financing costs	(102)			-
adjust for amortization of above and below-market rents	37			-
adjust for noncontrolling real estate owned depreciation	(29)			(43)
Net adjustments	750			40
Funds from operations applicable to common shares	$143	25,211	$0.01	$(243)	15,355	$(0.02)

	Three Months Ended September 30,
	2014			2013
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$143	25,211	$0.01	$(243)	15,355	$(0.02)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	110			18
Non-real estate depreciation	2			1
Amortization of deferred financing costs	102			-
Non-cash stock compensation charges	50			6
AFFO available to common shares	$407	25,211	$0.02	$(218)	15,355	$(0.01)

	Nine Months Ended September 30,
In thousands $ (except per share)	2014			2013
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(1,669)	15,868	$(0.11)	$(953)	15,218	$(0.06)

Adjustments:
Non-controlling interest Operating Partnership	(365)	4,267		-	-
Consolidated depreciation and amortization:	1,362			206
adjust for non-real estate depreciation	(7)			(2)
adjust for amortization of deferred financing costs	(112)			(7)
adjust for amortization of above and below-market rents	37			-
adjust for noncontrolling real estate owned depreciation	(86)			(105)
Net adjustments	829			92
Funds from operations applicable to common shares	$(840)	20,135	$(0.04)	$(861)	15,218	$(0.06)

	Nine Months Ended September 30,
	2014			2013
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(840)	20,135	$(0.04)	$(861)	15,218	$(0.06)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	102			36
Non-real estate depreciation	7			2
Amortization of deferred financing costs	112			7
Non-cash stock compensation charges	556			42

AFFO available to common shares	$(63)	20,135	$(0.00)	$(774)	15,218	$(0.05)

(1) Noncontrolling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through September 30, 2014.

We recently completed two acquisitions in 2014.  On May 29, 2014, we acquired the Minneapolis Mart in Minnetonka, MN. On July 2, 2014, we acquired the building located at 180 5th Street East in St. Paul, Minnesota.  Current annual revenues from these two acquisitions represent over $11 million.  Although cash flow to the company has improved, the cash flow generated from these latest acquisitions does not adequately meet all of the cash flows required of our current operations.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties including the payoff of debts maturing in the near future. The Company requires additional financing to pay off a note secured by the Bren Road property with a principal balance of $881,427 plus accrued interest due on December 31, 2014, an unsecured note with a principal balance of $250,000 plus accrued interest due January 15, 2015, and a related-party loan of $500,000 plus accrued interest due February 8, 2015.  The Company and Talon OP are also guarantors of a mortgage entered into by Talon First Trust, LLC in connection with the acquisition of the building located at 180 5th Street East in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring both the Company and Talon OP to maintain a certain net worth and amount of cash and marketable securities throughout the term of the loan. Complying with the terms of the financial covenant may create additional needs for liquidity and require us to raise additional capital.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.   As of September 30, 2014, we had unrestricted cash of $523,000 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan and the B loan. The loan can be accelerated in certain circumstances, including if there is an event of default under the loan agreement (see Note 8 to the Condensed Consolidated Financial Statements).

Talon Bren Road, LLC, an entity through which our Operating Partnership acquired the property located at Bren Road on May 29, 2014, is party to a loan agreement secured by the building located at 10301 Bren Road West, Minnetonka, MN.  It is also a party to two loans to fund the restricted escrow accounts available for the purpose of capital improvements at the building.  This property also secures the Talon Bren Road, LLC Mortgage 2 (as defined in the table below) entered into on July 2, 2014 in connection with the acquisition of the property located in St. Paul, MN.

Talon First Trust, LLC, an entity in which our Operating Partnership acquired on July 2, 2014 is party to a loan agreement secured by the building located at 180 5th Street East in St. Paul, Minnesota.

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	September 30, 2014	December 31, 2013
5130 Industrial Street, LLC Mortgage 1 (1)	Secured fixed rate	April 8, 2017	6.05%	$4,138,225	$4,187,827
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	295,625	296,433
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,440,100	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31,2014	6.00%	881,427	-
Talon Bren Road , LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	143,027	-
Talon Bren Road, LLC Roof loan	Unsecured interest only	June 1, 2019	8.00%	225,000	-
Talon First Trust, LLC Mortgage	Secured floating rate	July 5, 2017	5.75%	32,000,000	-
Talon OP, L.P. – Promissory Note	Unsecured interest only	January 15, 2015	14.00%	250,000	-
Related party promissory notes	Unsecured interest only	February 8, 2015	14.00%	500,000
				$49,873,404	$4,484,260

(1) See Note 8 in the Notes to Condensed Consolidated Financial Statements attached herein.

Off Balance Sheet Arrangements

At September 30, 2014, we did not have any off-balance sheet arrangements.

Inflation

As of September 30, 2014, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the three and nine months ended September 30, 2014, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of September 30, 2014, all but one of our outstanding loans had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month libor plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.50% until maturity on July 5, 2016.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 14, 2014	TALON REAL ESTATE HOLDING CORP.

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
10.1

Loan Modification Agreement by and among Jackson I, LLC, 4330 LLC, 3014-20 LLC, Fairfield Apartments, LLC, Lakes Area Properties, LLC and Talon Bren Road, LLC, effective as of September 25, 2014 (Incorporated by reference to the exhibit of the same number in our Form 8-K dated September 30, 2014, filed on October 2, 2014 (File No. 000-53917)).

10.2	Promissory Note to Curtis Marks from the Company, dated August 12, 2014 (filed herewith).
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

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