Form 10-K
period 2014-12-31
TALON REAL ESTATE HOLDING CORP.
filed 2015-03-31
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the price of $1.25 at which our common stock last traded on the Over the Counter Bulletin Board prior to such date) was approximately $20.9 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of December 31, 2014 was 16,743,522 shares.

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

PART I

Item 1.

Business

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in the Midwest and South Central regions of the United States.  We target properties located in the area bounded by Minnesota and Texas to the north and south, and by Illinois and Colorado to the east and west, although we will consider properties outside this target area if we identify attractive opportunities. We believe these markets are currently underserved in financing and market transaction options for which we can provide advantageous solutions. We believe the size and location of opportunities in this region will be a desirable fit for our real estate portfolio and can be pursued at attractive yields.

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

Substantially all of our assets are held by, and our operations are conducted through, Talon OP, which we refer to as our Operating Partnership. We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, which are described more fully herein.  As of December 31, 2014, we owned 64.5% of the common units of the Operating Partnership which holds our portfolio of commercial properties.

Organizational Structure

We intend to elect to be taxed as a REIT no sooner than the calendar year in which we qualify to be taxed as such under the Revenue Code, and it is advantageous to our shareholders for the Company to do so. Because we plan to conduct substantially all of our operations through our Operating Partnership, we intend to utilize an Umbrella Partnership Real Estate Investment Trust structure, or UPREIT, although we are currently not a REIT. This structure is designed to provide tax deferral benefits to property owners who contribute their property to our company. We believe using an UPREIT structure will give us an advantage in acquiring properties from persons who may not otherwise sell their properties because of unfavorable tax consequences or it may make our offer more competitive than the pure cash buyer.  The UPREIT structure allows deferral of gain recognition by an owner of appreciated real estate if that owner contributes the real estate to the Operating Partnership in exchange for partnership interest.  The contributor’s gain is deferred until the partnership interest is exchanged for our holding company’s common stock.

Our principal executive offices are located at 5500 Wayzata Boulevard Suite 1070, Minneapolis, Minnesota and our telephone number is 612-604-4600. Our web address is www.talonreit.com. The information on, or otherwise accessible through, our website does not constitute a part of this report or any other report or document we file with or furnish to the Securities and Exchange Commission.

Distribution Policy

We intend to make quarterly distributions to our common shareholders when available. Upon electing REIT status, U.S. federal income tax law requires that a REIT distribute annually at least 90% of its net taxable income, excluding net capital gains, and that it pay tax at regular corporate rates to the extent that it annually distributes less than 100% of its REIT taxable income, including capital gains.

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

Dividends and other distributions will be authorized by our board of directors in its sole discretion out of funds legally available therefor and will be dependent upon a number of factors, including actual results of operations, restrictions under the law of our state of organization, our financial condition, our need to meet the distribution requirements of a REIT when elected, and other factors described below. We cannot assure you that our distributions will be made or sustained or that our board of directors will not change our distribution policy in the future. Any dividends or other distributions we pay in the future will depend upon our actual results of operations, economic conditions, debt service requirements and other factors that could differ materially from our current expectations. Our actual results of operations will be affected by a number of factors, including the revenue we receive from our assets, our operating expenses, interest expense and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Risk Factors.”

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

Our Strategy

Commercial real estate trends have been negative for an extended period of time but we believe that there is evidence that the real estate market is in recovery.  We believe there may be many potential sellers that are seeking an exit strategy now or in the near future and we may be able to offer these sellers some advantages that make us a more competitive buyer. Our objective is to accumulate quality properties at attractive yields as the economy continues its recovery.

We believe there is significant opportunity to acquire quality property by providing liquidity to the market. We believe that our structure will provide investors more liquid equity with diversified real estate exposure. In turn, we anticipate that we will encourage real property owners to sell their properties to us increasing the size of our company and providing us with more diversified real estate exposure. We provide tax-advantageous solutions for property owners due to our UPREIT operating structure. This structure is advantageous for real estate owners seeking to mitigate and defer their immediate tax obligations, stay invested in real estate, diversify their holdings, and seek potential future growth and liquidity by accepting Talon OP common units which can later be converted on a one for one basis for Talon Real Estate Holding Corp. common stock under the ticker “TALR” and/or Talon OP preferred units which provide rights to certain distributions and can later be redeemed for the liquidation preference and any accrued and unpaid distributions.

Our strategy is to offer these tax-deferred solutions to real estate owners as part of diversifying our shareholder base, creating liquidity and shareholder value.  We continue to believe office and industrial properties offer the most attractive return on equity metrics currently.   Retail will also be part our overall portfolio but we anticipate it will contribute less to the overall target portfolio over the long-term than office and industrial properties.

The middle corridor of the United States continues to offer higher cap rates compared to the west and east coasts and we will continue to explore additional investment options within this region to continue our mission to provide competitive returns in our sector.

We seek to provide investors the opportunity to have liquidity with real estate exposure in a geographically diversified portfolio with tactical asset allocation. Our strategy is to expand our property holdings to seek diversification by focusing on the following key elements:

•

We will target office, industrial and retail properties between Minnesota and Texas to the north and south, and Illinois and Colorado to the east and west, ranging in size from 10,000 to 500,000 square feet although we may acquire properties outside of these parameters.

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

•

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

•

Committed and Incentivized Management Team. Our management team is committed to our operations and growth. As of December 31, 2014, our management team owned approximately 46% of our common stock thereby aligning management’s interests with those of our shareholders. We expect management will continue to hold a significant ownership interest in our company in the foreseeable future including if we become subject to the ownership requirements under the Code for qualification as a REIT. To comply with these requirements, not more than 50% of the value of the outstanding shares of our stock (after taking into account options to acquire shares of stock) may be owned, directly, indirectly or through attribution, by five or fewer individuals at any time during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). Our board of directors has significant experience in leadership roles for both private and public companies and we expect that they will be an invaluable source of leadership for our company.

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

•

UPREIT Structure. Because we intend to conduct our operations through the Operating Partnership, our organizational structure will be considered an Umbrella Partnership Real Estate Investment Trust, referred to in our industry as an UPREIT. This structure is designed to provide tax deferral benefits to property owners who contribute their property to our company. We believe using an UPREIT structure will give us an advantage in acquiring properties from persons who may not otherwise sell their properties because of unfavorable tax results. Generally, a sale or contribution of property directly to a REIT is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property who desires to defer taxable gain on the sale of property may contribute the property to the Operating Partnership in exchange for (i) common units in the partnership and defer taxation of gain until the seller later elects to require the Operating Partnership to redeem all (but not less than all) of their common units for cash equal to the then-current value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement of our Operating Partnership), or, at our election, as the sole general partner, on behalf of the Operating Partnership, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock or the Operating Partnership sells the property and/or (ii) Talon OP preferred units which provide rights to certain distributions and can later be redeemed for the liquidation preference and any accrued and unpaid distributions. This ability to offer tax-deferred purchase terms could make us a more attractive buyer to some property sellers.

Competition

We believe that the competition for leasing the properties we own and for completing acquisition opportunities we may target is highly fragmented. We compete with REITs, institutional investors, public and private real estate companies, as well as other commercial real estate operators and developers who have properties in our vicinity and the areas where we target acquisitions. We believe that the following competitive factors influence our ability to attract tenants to our current properties: location, price and terms, the appearance of properties and the speed at which we can execute leases.

As leases at the properties we own and any future properties we may acquire expire, we may encounter significant competition to renew or re-lease space. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

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

Acquisition Pipeline

We are actively pursuing multiple property acquisition opportunities in different states throughout our primary geographic region. We are continually engaging in internal research as well as informal discussions with various parties regarding our potential interest in these types of potential acquisitions. On January 23, 2015, Talon OP had entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire an office building with approximately 115,811 rentable square feet located in Mission, Kansas.  The building is currently 90% occupied and fits well in our target acquisition strategy.   We expect to finance the acquisition of this property with some debt and are currently completing due diligence and financing activity customary for this type of transaction.

There is no assurance that any currently available properties will remain available, or that we will pursue or complete any of these potential acquisitions, at prices acceptable to us or at all.

Talon RE, a wholly owned subsidiary of our Operating Partnership, has entered into a contribution agreement to acquire a 51% interest in 5130 LLC, subject to receiving consent to the transfer from the entity’s lender. 5130 LLC owns an industrial complex consisting of two properties with approximately 171,639 rentable square feet located in Maple Plain, Minnesota.

Our Current Property Interests

We currently own four properties located in and around the Minneapolis-St. Paul metropolitan area of Minnesota.

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 81%.  We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

During 2014, we completed two acquisitions with a purchase price totaling approximately $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that is currently about 90% occupied primarily by over 100 tenants who are wholesale distributors.  On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied at time of acquisition and is currently about 66% occupied by corporate and government tenants.

The following table sets forth information regarding our top 5 largest tenants as of December 31, 2014.

Property Location(1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the Year Ended December 31, 2014(2)	Percentage of Company’s Total Base Rent for the Year Ended December 31, 2014
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	83,130	8%	$2,104,197	25%
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	111,802	11%	$1,705,046	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$1,158,555	14%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	4/30/2018	59,500	6%	$207,600	5%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2016	29,903	3%	$75,764	2%

(1)

The two properties located in Maple Plain, MN lease approximately 14% of the Company’s rentable space and account for approximately 10% of the Company’s total base rent revenues for the year ended December 31, 2014. The property located in Minnetonka, MN leases approximately 15% of the Company’s rentable space and accounts for approximately 19% of the Company’s total base rent revenues for the year ended December 31, 2014.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 44% of the Company’s rentable space and accounts for approximately 71% of the Company’s total base rent revenues for the year ended December 31, 2014.

(2)

The two properties located in Maple Plain, MN were acquired June 7, 2013.  The property located in Minnetonka, MN was acquired on May 29, 2014.  The property located in St. Paul, MN was acquired on July 2, 2014.  Rent included in this table represents only base rent earned by the Company since acquisition date for the year ended December 31, 2014.

The future square feet expiring for the current leases in place as of December 31, 2014 are as follows:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN	Total

2015	38,738	-	-	77,483	118,507
2016	69,564	-	38,198	5,476	113,238
2017	-	-	-	8,826	6,540
2018	-	29,903	-	127,099	157,002
2019	-	-	109,469	708	110,177
2020	-	-	-	210,529	210,529
	108,302	29,903	147,667	430,121	715,993

Financings and Leverage Policy

We anticipate using a number of different sources to finance our acquisitions and operations, including cash flows from operations, issuance of debt securities or equity securities (which might be shares of our common or preferred stock or limited partnership units in the Operating Partnership that are redeemable for our common stock or provide rights to certain distributions), private financings (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also might consider joint venture or other partnering opportunities as they arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of our borrowings to acquire assets, to refinance existing debt or for general corporate purposes.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. Our articles of incorporation and bylaws do not limit the amount of debt that we may incur. As of December 31, 2014, our ratio of debt to total assets (net of accumulated depreciation) was approximately 80% based on the net depreciated cost of our properties.

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

The properties we own, and any properties we acquire in the future, may contain, have contained, or be adjacent to or near other properties that have contained or currently contain storage tanks for the storage of petroleum products or other hazardous or toxic substances. Similarly, any properties we own or acquire might have been used in the past for commercial or industrial purposes that involve or involved the use of petroleum products or other hazardous or toxic substances, or are adjacent to or near properties that have been or are used for similar commercial or industrial purposes. As a result, such property or properties may have been or may be impacted by contamination arising from the releases of such hazardous substances or petroleum products. If we deem it appropriate in the future, we may take steps to address identified contamination or mitigate risks associated with such contamination; however, we are unable to ensure that further actions will not be necessary. As a result of the foregoing, we could potentially incur material liabilities.

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

REIT Qualification

We intend to elect to be taxed as a REIT for the calendar year in which we qualify to be taxed as such under the Revenue Code and it is advantageous to the shareholders to do so. The earliest we could qualify would be our taxable year ending on December 31, 2015. Our qualification as a REIT will depend upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. We intend to amend our articles to include certain restrictions to enable us to meet the requirements for qualification and taxation as a REIT.

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

Insurance

We currently maintain property, liability, and umbrella coverage under a blanket policy for the each property.  We believe the policy specifications and insured limits covering our properties are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.

Employees

We have structured our operations in a manner that minimizes overhead and relies on third parties to supply experience and expertise necessary to identify and exploit potential acquisition opportunities. We will attempt to minimize general and administrative expenses by maintaining adequate levels of overhead and staff while outsourcing operational duties to consultants and independent contractors where appropriate. We currently have five full-time employees, but expect to eventually hire more employees appropriate for the development of our business.

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
MG Kaminski	55	Chief Executive Officer
Eun Stowell	43	Chief Financial Officer

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

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of December 31, 2014, we had unrestricted cash of $147,157 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

We own a 49% interest in one of our real estate investments and therefore do not exercise voting control over the property.

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

We currently own an interest in four commercial properties located in the Minneapolis-St. Paul area. Although we intend to continue to acquire additional properties for our portfolio, our ability to diversify our portfolio will depend on our access to additional capital and financing sources and the availability of suitable acquisition targets. We also intend to finance some acquisitions with shares of our company’s common stock or the Operating Partnership’s limited partnership units so our ability to diversify may also depend on the willingness of real estate owners to exchange their real estate holdings for such securities, which we anticipate will have limited liquidity. Until such time as we are able to diversify our property holdings, if at all, our results of operations will depend on economic conditions in the Minneapolis-St. Paul area and could fluctuate significantly depending on local economic factors that are outside of our control. In addition, natural disasters in this area, such as tornados, could significantly damage our only current property and materially and adversely affect our financial condition, results of operations and prospects.

As of December 31, 2014, there was approximately $48.7 million of indebtedness outstanding securing the buildings in which we have an interest, which could expose us to default, prevent the disposition of any of the properties or result in a significant loss upon disposition of any of the properties.

The appraised value or purchase price of acquired properties are not necessarily equal to the fair market value or the consideration we would receive if we disposed of the properties in arm’s length transactions. If the fair market value of the any property is less than the amount of outstanding debt secured by the property, the entity that owns the property might not be able to dispose of it or, if it does dispose of the property, it could be at a substantial loss that would adversely affect our results of operations and financial condition. In addition, payments of principal and interest on the indebtedness related to the property may require us to contribute cash resources to operate the property, and indebtedness on any future properties we may acquire or seek to acquire in the future could leave us with insufficient cash resources to operate our business or to pay dividends to our shareholders.

We are not in compliance with the financial covenants under our loan agreement with Bell State Bank & Trust, and Bell State Bank & Trust may accelerate the loan, which would have a material adverse effect on our cash flows and results of operations for the period and the year in which the payment would be made.

Pursuant to the loan agreement with Bell State Bank & Trust, Talon Bren Road LLC must comply with the debt service coverage ratio ("DSCR") test which requires maintenance of a debt service coverage ratio of 1.35 to 1.00 as of the last day of each fiscal year for the period of 12 months ending on such date, commencing December 31, 2014.  As of December 31, 2014, Talon Bren Road LLC was out of compliance with the DSCR test.  The Company made an additional principal payment of $258,857 on September 25, 2014 which caused the DSCR to be reduced to 1.18 for the year ended December 31, 2014 which is below the required ratio.  Failure to meet the debt service coverage ratio covenant allows the lender to declare an event of default under the terms of the loan agreement and cause all outstanding unpaid principal balance of the loan and all accrued and unpaid interest thereon to be immediately due.  The lender is aware of such noncompliance, and we are seeking modification of the loan agreement and/or waiver of this covenant. However, there is no assurance the lender will agree to such modification and/or waiver, and a declaration of default and acceleration of the loan by the lender could have a material adverse effect on cash flows and results of operations for the period and the year in which the payment would be made. In addition, we may be unable to borrow or obtain sufficient funds for repayment on terms acceptable to us or at all, and our ability to obtain future financing may also be impacted negatively.

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

Our board of directors and executive officers have no prior experience operating a REIT. There is a risk that the past experience of our management team will not be sufficient to operate our company as a REIT. We may not qualify to elect REIT status for the taxable year ending December 31, 2015, or at all. Our failure to qualify as a REIT may have an adverse effect on our tax position, financial condition, results of operations, cash flow and trading price of our common stock.

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

We rely on revenues derived from key tenants.

We derive significant revenues from certain key tenants. We could be adversely affected in the event of the bankruptcy or insolvency of, or a downturn in the business of, any of our key tenants, or in the event that any such tenant does not renew its leases as they expire or renews such leases at lower rental rates. See "Item 1 – Our Current Property Interests" for quantified information with respect to the percentage of our minimum rents received from major tenants.

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

We face possible risks associated with the physical effects of climate change.

We cannot assert with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity and rising sea-levels. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

Data security breaches may cause damage to our business and reputation.

In the ordinary course of our business we maintain sensitive data, including our proprietary business information and the information of our tenants and business partners, in our networks. Notwithstanding the security measures undertaken, our information technology may be vulnerable to attacks or breaches resulting in proprietary information being publicly disclosed, lost or stolen. There can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Protected information, networks, systems and facilities remain vulnerable because the techniques used in such attempted security breaches evolve and may not be recognized or detected until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures.

Data and security breaches could:

•

disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our client tenants;

•

result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines;

•

result in our inability to properly monitor our compliance with the rules and regulations regarding our qualification as a REIT;

•

result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes;

•

result in our inability to maintain the building systems relied upon by our client tenants for the efficient use of their leased space;

•

require significant management attention and resources to remedy any damages that result;

•

subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; and/or

•

damage our reputation among our client tenants and investors generally.

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

We will be generally required to distribute to our shareholders at least 90% of our taxable income each year for us to qualify as a REIT under the Internal Revenue Code, or the Code, for which we currently do not qualify. We have not established a minimum distribution payment level and our ability to pay distributions may be adversely affected by a number of factors, including the risk factors described herein. All distributions will be made at the discretion of our board of directors and will depend on our earnings, financial condition, maintenance of our REIT qualification and other factors that our board of directors may deem relevant from time to time. As a result, no assurance can be given that we will be able to make distributions to our shareholders at any time or that the level of any distributions will achieve any specific market yield or will increase or be maintained over time. Any failure to achieve expected distributions could materially and adversely affect the price of our common stock.

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

All 16,743,522 of the shares of our common stock outstanding as of December 31, 2014 including 1,281,300 of such shares issued in restricted stock grants to our executive officers and directors were subject to resale restrictions as a result of securities laws (including Rule 144 of the Securities Act) or lock-up agreement at issuance. As of December 31, 2014, 10.7 million shares of our common stock are subject to such resale restrictions.  Because many of our shares are still subject to resale restrictions, there may be limited liquidity and trading volume of our common stock, which may lead to increased transaction costs for sales and purchases of our common stock as compared to other securities and the possible inability to identify a buyer for your shares.

Certain of our officers and directors have sufficient voting power to make corporate governance decisions that could have a significant effect on us and the other shareholders.

MG Kaminski, our Chief Executive Officer, beneficially owns approximately 51% of our outstanding common stock on a fully diluted basis. As a result, Mr. Kaminski, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.

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

None.

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

The following table sets forth, for the periods indicated over the last two years, the high and low prices of actual transactions on the OTCBB instead of bid and ask quotations due to limited trading volume.  In the event there were no shares traded during the period, the last actual transaction price from a previous period was used.

	Closing Bid
	High	Low
2013
January 2 - March 29	0.60	0.60
April 1 – June 7 (TALR inception date)	0.60	0.60
June 8 – June 28	3.35	0.60
July 1 – September 30	3.25	1.50
October 1 – December 31	2.01	2.00

2014
January 1 - March 31, 2014	2.00	2.00
April 1 - June 30, 2014	2.00	1.25
July 1 - September 30, 2014	1.01	1.01
October 1 - December 31, 2014	1.01	1.01

These prices were obtained from Bloomberg Finance, L.P. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Stockholders of Record.  As of December 31, 2014, we had over 100 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends.  Our predecessor did not declare any cash dividends and we have not declared any cash dividend subsequent to June 7, 2013. We intend to elect to be taxed as a REIT for federal income tax purposes no earlier than with our taxable year ending December 31, 2015. In connection with electing to be taxed to qualify as a REIT, each year we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our shareholders in an aggregate amount at least equal to the sum of:

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

Unregistered Sales of Equity Securities

No private placement of the Company’s shares of common stock was completed in 2014.

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

Overview

Talon Real Estate Holding Corp is a publicly traded real estate corporation that invests primarily in single and multi-tenant office, industrial and retail properties within the Midwest and South Central regions of the United States.  It currently owns four properties located in and around Minneapolis-St. Paul metropolitan area of Minnesota.  Headquartered in Minneapolis, MN and founded in June 2013, Talon’s primary objective is to provide shareholders with attractive returns from investments in real estate through dividend distribution and growth.

On June 7, 2013 we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.  The two buildings currently have a combined occupancy of 81%.

In 2014, we completed two acquisitions totaling approximately $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that was 90% occupied primarily by over 100 tenants who are wholesale distributors.  This property contributes to our core stable income investment strategy.  On July 2, 2014, we completed the acquisition of a thirteen-story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied by corporate and government tenants at time of acquisition and is currently 66% occupied.  Management acquired the St. Paul property for its attractive value-add and growth potential.

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of December 31, 2014, our properties were 73% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates.  Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area. Positive or negative changes in economic or other conditions in this area, or areas in our prospective proprieties, including employment and wage rates, natural disasters and other factors, may impact our overall performance.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of December 31, 2014, some of our leases required tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. As a public company, we estimate our annual general and administrative expenses will increase due to increased insurance, accounting and other expenses related to SEC reporting and other compliance matters compared to our historic operations prior to operating as a public real estate holding company.   Legal fees incurred in 2014 were significant due to the Company’s acquisition activities.  We expect legal fees to continue to be primarily associated with such activities and business matters customary to a public real estate company.

Interest Expense. Our interest expense will depend on the amounts we borrow as well as the interest rates charged by our lenders. Our current loan agreements are a mix of both fixed and floating rates, as well as secured and unsecured by our properties. Our aggregate interest expense may increase as we acquire properties and could fluctuate between periods based on the variable rate loan arrangements, if we do not hedge any such interest rate risk.

Critical Accounting Policies and Estimates

Our discussion and analysis of the historical financial condition and results of our operations are based upon our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.  There have been no significant changes to those policies during the year ended December 31, 2014.

Investment in Real Estate and Fixed Assets

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

Depreciation is provided using the straight-line method over the estimated useful life of the assets for building, improvements, and furniture and equipment, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Land Improvements	3-15 years
Building	25-40 years
Building Improvements	15-20 years
Tenant Improvements	1-10 years
Furniture and Equipment	3 years

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 64.5% of the common units of the Operating Partnership as of December 31, 2014 and 100% as of December 31, 2013. The Operating Partnership’s income is allocated to holders of common units based upon the ratio of their holdings to the total units outstanding during the period. Holders of preferred units receive certain distributions based on a percentage of the liquidation preference. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code after we meet REIT qualifications but no sooner than with our taxable year ending December 31, 2015. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

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

Results of Operations

Financial and operating results for the year ended December 31, 2013 included significant costs incurred to recapitalize and operate as a public company and costs of new employees and consultants.  The properties owned by the Company in 2013 were still held by the Company in 2014.  The financial and operating results for the year ended December 31, 2014 were greatly impacted by the cost incurred to acquire two additional properties..

We expect our revenues, expense reimbursements and each category of expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business and to operate as a publicly traded company.

Our revenues and expenses have changed significantly compared to the same period in the previous year due to recent acquisitions of the property at Bren Road in Minnetonka, Minnesota on May 29, 2014 and the property at 180 5th Street East in St. Paul, Minnesota on July 2, 2014.  Since their acquisition, these two properties have generated over $5.9 million in revenues for the year ended December 31, 2014.  These two properties had total operating expenses of $3.4 million for the year ended December 31, 2014.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of acquisitions.

Comparison of year ended December 31, 2014 to the year ended December 31, 2013

Revenues and Expenses

Rental revenues increased $3,725,709 to $4,158,905 for 2014 compared to $433,196 for 2013.  Tenant reimbursements increased $1,897,286 to $2,001,561 for 2014 compared to $104,275 for 2013. The net increase in rental revenues and tenant reimbursements in 2014 compared to the prior year is primarily attributable to the impact of the acquisitions made in 2014.

General and administrative expenses increased $17,174, or 7.4%, to $249,970 for 2014 compared to $232,796 for 2013. The increase in general and administrative expenses is attributable to an entire year of expenses incurred to operate as a publicly held real estate holding corporation compared to less than seven months of similar expenses in 2013 such as insurance and office rent paid by the Company.

Salary and compensation expenses increased by $751,592 to $1,191,542 for 2014, compared to $439,950 in 2013. The increased expenses in 2014 were primarily due to a full year of expenses, an increased number of employees and non-cash stock compensation of approximately $656,600 granted to our directors and employees versus $48,000 granted in the prior year.

Professional fees decreased by $177,332 or 31.2%, to $390,512 for 2014, compared to $567,844 for 2013 The decrease is due primarily to the fact that the Company incurred higher than normal legal expenses in first half of 2013 as we prepared for the Company’s formation as a public real estate holding corporation on June 7, 2013.  We expect professional fees to increase as the Company engages in more acquisition activity.

Property operating expenses increased by $2,594,763 to $2,654,787 for 2014, compared to $60,024 for 2013.  The increase in property operating expenses compared to the prior year is primarily attributable to the impact of the acquisitions made in 2014.

Real estate taxes and property insurance increased by $813,471 to $957,638 for 2014, compared to $144,167 for 2013.  The increase in real estate taxes and insurance compared to the prior year is primarily attributable to the impact of the acquisitions made in 2014.

Depreciation and amortization expense increased by $2,087,148 to $2,339,107 for 2014, compared to $251,959 for 2013.  The net increase in depreciation and amortization compared to the prior year is primarily attributable to the impact of the acquisitions made in 2014.

Interest expense increased by $1,667,525 to $1,975,994 for 2014, compared to $308,469 for 2013.  The net increase in interest expense compared to the prior year is primarily attributable to the impact of the acquisitions made in 2014.

Funds from Operations and Non-GAAP Reconciliation

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties including the add back of real property depreciation, amortization of capitalized lease expenses, tenant allowances or improvements, and the like. We intend to calculate FFO in a manner consistent with the NAREIT definition.

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

We define adjusted funds from operations, or AFFO, as FFO excluding the non-cash effects of straight-line rent, amortization of lease inducements and deferred financing costs, depreciation of non-real estate, and non-cash compensation charges. U.S. GAAP requires rental revenues related to non-contingent leases that contain specified rental increases over the life of the lease to be recognized evenly over the life of the lease. This method may result in rental income in the early years of a lease that is higher than actual cash received, creating a deferred rent receivable asset or lower income than actual cash received, creating a deferred rent revenue liability included in our consolidated balance sheet. At some point during the lease, depending on its terms, cash rent payments may exceed or be lower than the straight-line rent which results in the deferred rent receivable asset or liability, respectively, decreasing to zero over the remainder of the lease term. By excluding the non-cash portion of straight-line rental revenue and amortization of lease inducement and deferred financing costs as well as non-cash compensation expense, investors, analysts and our management can compare AFFO between periods.

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. to Funds From Operations

	Year Ended December 31,
In thousands $ (except per share)	2014			2013
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(2,398)	15,915	$(0.15)	$(1,291)	15,282	$(0.08)

Adjustments:
Non-controlling interest Operating Partnership	(766)	4,647	-	-	-	-
Consolidated depreciation and amortization:	2,339	-	-	252	-	-
adjust for non-real estate depreciation	(10)	-	-	(4)	-	-
adjust for amortization of above and below-market rents	74	-	-	-	-	-
adjust for noncontrolling real estate owned depreciation	(116)	-	-	(86)	-	-
Net adjustments	1,521			162
Funds from operations applicable to common shares	$(877)	20,562	$(0.04)	$(1,129)	15,282	$(0.07)

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. to Adjusted Funds From Operations

	Year Ended December 31,
	2014			2013
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(877)	20,562	$(0.04)	$(1,129)	15,282	$(0.07)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	191	-	-	38	-	-
Non-real estate depreciation	10	-	-	4	-	-
Amortization of deferred financing costs	214	-	-	10	-	-
Non-cash stock compensation charges	657	-	-	48	-	-

AFFO available to common shares	$195	20,562	$0.01	$(1,029)	15,282	$(0.07)

(1) Noncontrolling units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for and execution of our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through December 31, 2014.

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

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties including the payoff of debts maturing in 2015. The Company and Talon OP are also guarantors of a mortgage entered into by Talon First Trust, LLC in connection with the acquisition of the building located at 180 5th Street East in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring both the Company and Talon OP to maintain $30 million of net worth and $3 million of cash and marketable securities throughout the term of the loan after June 30, 2015. Complying with the terms of the financial covenant has created additional needs for liquidity and requires us to raise additional capital.  Pursuant to the loan agreement with Bell State Bank & Trust, Talon Bren Road LLC must comply with the debt service coverage ratio ("DSCR") test (see Note 5 of the Financial Statements).  As of December 31, 2014, Talon Bren Road LLC was out of compliance with the DSCR test.  The Company made an additional principal payment of $258,857 on September 25, 2014 which caused the DSCR to be reduced below the required ratio.  Failure to meet the debt service coverage ratio covenant allows the lender to declare an event of default and cause all outstanding unpaid principal balance of the loan and all accrued and unpaid interest to be immediately due.  The lender is aware of such noncompliance, and we are seeking modification of the loan agreement and/or waiver of this covenant. However, there is no assurance the lender will agree to such modification and/or waiver, and a declaration of default and acceleration of the loan by the lender could have a material adverse effect on cash flows and results of operations for the period and the year in which the payment would be made.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.   As of December 31, 2014, we had unrestricted cash of approximately $147,000 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

We are currently a party to a purchase agreement to acquire certain property in Mission, Kansas, which will require cash in the near future to complete.  We will require debt and/or equity financing to complete the acquisition.

Our long-term liquidity requirements consist primarily of funds to pay for scheduled debt maturities, non-recurring capital expenditures that need to be made periodically and continued expansion of our business through acquisitions. Although we plan to aggressively pursue acquisitions to grow our business, there is no assurance that we will be able to acquire additional properties in the future.

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and are not expected to provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings during 2015.  Additional financing is necessary for our company to continue as a going concern.

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

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex located in the Minneapolis-St. Paul metropolitan area, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan and the B loan. Both loans can be accelerated under certain circumstances, including if there is an event of default under the loan agreement.

Talon Bren Road, LLC, an entity through which our Operating Partnership acquired the property located at 10301 Bren Road West, Minnetonka, MN on May 29, 2014, is party to a loan agreement secured by such property.  It is also a party to two loans to fund the restricted escrow accounts available for the purpose of capital improvements at the building.  This property also secures the Talon Bren Road, LLC Mortgage 2 (as defined in the table below) entered into on July 2, 2014 in connection with the acquisition of the property located at 180 5th East Street St. Paul, MN.

Talon First Trust, LLC, an entity through which our Operating Partnership acquired the property located at 180 5th Street East St. Paul, MN on July 2, 2014, is party to a loan agreement secured such property.

The following table summarizes the Company’s notes payable as of December 31, 2014 and 2013.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	December 31, 2014	December 31, 2013
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	$4,120,952	$4,187,827
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	295,304	296,433
Talon Bren Road, LLC Mortgage 1(1)	Secured fixed rate	May 28, 2019	4.65%	11,378,013	-
Talon Bren Road, LLC Mortgage 2(2)	Secured fixed rate	February 12, 2015	6.00%	881,427	-
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	137,027	-
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	-
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	32,000,000	-
Talon OP, L.P. – Promissory Note(2)	Unsecured fixed rate interest only	January 15, 2015	14.00%	250,000	-
Related party promissory notes	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	-
				$49,787,723	$4,484,260

(1)  See Note 5 of the Financial Statements for further disclosure related to this note.

(2)  See Note 17 of the Financial Statements for further disclosure related to this note.

Off Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements.

Inflation

As of December 31, 2014, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During 2014 and 2013, inflation did not have a material impact on our revenues or net income.

Recent Accounting Pronouncements

We have evaluated all recent accounting pronouncements and believe that none of them will have a material effect on our consolidated financial statements.

Item 8.

Financial Statements and Supplementary Data

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the Years Ended

December 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Talon Real Estate Holding Corp.

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Talon Real Estate Holding Corp. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon Real Estate Holding Corp. as of December 31, 2014 and 2013and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 18 to the consolidated financial statements, the company has suffered recurring losses from operations and is dependent on the success of future capital raises or profitable acquisitions of additional investment properties to sustain operations through at least December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 18.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

March 31, 2015

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS
Land	$8,397,000	$250,000
Land improvements	165,000	140,000
Building & improvements	41,113,139	3,449,040
Furniture and equipment	28,864	28,864
Total property and equipment	49,704,003	3,867,904
Less: accumulated depreciation	(2,718,096)	(1,755,973)
Net property & equipment	46,985,907	2,111,931

Cash	147,157	83,522
Rents and other receivables, net	471,490	8,914
Deferred rent receivable	-	35,824
Prepaid expenses and other assets	77,847	42,683
Restricted escrows & reserves	1,893,652	190,472
Deferred financing and leasing costs, net	1,227,558	42,414
Intangible assets, net	11,614,284	-
TOTAL ASSETS	$62,417,895	$2,515,760

LIABILITIES
Notes payable	$49,287,723	$4,484,260
Notes payable - related party	500,000	100,000
Accounts payable	1,947,481	480,695
Accrued expenses	422,425	107,895
Tenant security deposits	176,720	30,328
Deferred rent revenue	186,701	-
Prepaid rent	195,163	-
Accrued interest	278,457	25,124
Below-market leases, net	309,787	-
Mandatorily redeemable Operating Partnership preferred units	3,000,000	-
Total Liabilities	56,304,457	5,228,302

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both December 31, 2014 and 2013	-	-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 16,743,522 issued and outstanding as of December 31, 2014 and 15,762,222 as of December 31, 2013	16,743	15,762
Additional paid in capital	1,101,726	449,873
Accumulated loss	(4,364,853)	(1,966,824)
Total Talon Real Estate Holding Corp. shareholders' equity (deficit)	(3,246,384)	(1,501,189)
Noncontrolling interests - Operating Partnership; 9,200,001 common units issued and outstanding as of December 31, 2014 and 1 common unit as of December 31, 2013	10,733,180	-
Noncontrolling interests - consolidated real estate entities	(1,373,358)	(1,211,353)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	6,113,438	(2,712,542)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$62,417,895	$2,515,760

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2014 and 2013

	2014	2013
REVENUE
Rent	$4,158,905	$433,196
Tenant reimbursements	2,001,561	104,275
Other income	273,410	6,763
Total Revenue	6,433,876	544,234

EXPENSES
General & administrative	249,970	232,796
Salary and compensation	1,191,542	439,950
Professional	390,512	567,844
Property operating expenses	2,654,787	60,024
Real estate taxes & insurance	957,638	144,167
Depreciation and amortization	2,339,107	251,959
Total Expenses	7,783,556	1,696,740

Operating Loss	(1,349,680)	(1,152,506)

Interest expense	(1,975,994)	(308,469)

NET LOSS	(3,325,674)	(1,460,975)

Net loss attributable to noncontrolling interest - Operating Partnership	765,640	-
Net loss attributable to noncontrolling interests - consolidated real estate entities	162,005	170,346

NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(2,398,029)	$(1,290,629)

Loss per common share basic and diluted	$(0.15)	$(0.08)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2014 and 2013

	Number of Common Shares	Common Shares ($)	Additional Paid In Capital	Subscription receivable	Accumulated Loss	Total Controlling interests	Number of OP Common Units	Operating Partnership Common Units ($)	Non-controlling Interests in Real Estate	Total Equity
December 31, 2012 (note 1)	15,140,222	$15,140	$-	$(30,000)	$(1,015,324)	$(1,030,184)	-	$-	$(1,041,007)	$(2,071,191)
Membership interest issued for cash	-	-	-	-	319,129	319,129	-	-	-	319,129
Membership interest issued for services	-	-	-	30,000	20,000	50,000	-	-	-	50,000
Shares issued as stock compensation	300,000	300	47,695	-	-	47,995	-	-	-	47,995
Shares issued for cash	322,000	322	402,178	-	-	402,500	-	-	-	402,500
Net loss	-	-	-	-	(1,290,629)	(1,290,629)	-	-	(170,346)	(1,460,975)
December 31, 2013	15,762,222	$15,762	$449,873	$-	$(1,966,824)	$(1,501,189)	-	$-	$(1,211,353)	$(2,712,542)
Operating Partnership common units issued, net of issuance costs	-	-	-	-	-	-	9,200,000	11,498,820	-	11,498,820
Shares issued as stock compensation	981,300	981	651,853	-	-	652,834	-	-	-	652,834
Net loss	-	-	-	-	(2,398,029)	(2,398,029)	-	(765,640)	(162,005)	(3,325,674)
December 31, 2014	16,743,522	$16,743	$1,101,726	$-	$(4,364,853)	$(3,246,384)	9,200,000	$10,733,180	$(1,373,358)	$6,113,438

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

	For the Years Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,325,674)	$(1,460,975)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	2,626,917	262,403
Stock-based compensation expense	656,623	47,995
Services received for shares issued	-	50,000
Provision for doubtful accounts	5,784	-
Changes in operating assets and liabilities:
Deposits	-	(6,091)
Rents and other receivables	(468,360)	(8,581)
Deferred rents receivable	35,824	37,609
Prepaid expenses and other assets	147,996	(30,593)
Accounts payable	1,130,960	449,629
Accrued expenses	122,788	79,235
Tenant security deposits	4,441	(4,808)
Prepaid rent	(750,887)	(6,320)
Deferred rent revenue	186,701	-
Accrued interest	273,777	(75,026)
Net cash flows from operating activities	646,890	(665,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases or improvements of land, building, intangible assets	(626,733)	(28,864)
Deposits to restricted escrows and reserves	(1,846,978)	(186,150)
Payments from restricted escrows and reserves	1,273,489	149,654
Cash received upon settlement of acquisition	58,472	-
Net cash flows from investing activities	(1,141,750)	(65,360)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	620,000	-
Principal payments on notes payable	(456,536)	(73,956)
Proceeds of related party notes	600,000	100,000
Principal payments on related party notes	(200,000)	-
Contributions from members	-	319,129
Sale of common stock	-	402,500
Common stock and OP units issuance costs	(4,969)	-
Net cash flows from financing activities	558,495	747,673

Net Change in Cash	63,635	16,790

CASH - BEGINNING OF PERIOD	83,522	66,732
CASH - END OF PERIOD	$147,157	$83,522

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets and liabilities acquired through the issuance of Operating Partnership units and debt	$58,131,250	$-
Escrow and reserves funded through the issuance of debt	1,129,691	-
Financing costs included in accounts payable	849,120	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and preferred Operating Partnership preferred units	$1,508,671	$373,051

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

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

Talon Real Estate Holding Corp, as the general partner of Talon OP, has management responsibility for all the activities of the Operating Partnership. TREHC owned approximately 64.5% and 100% of the Operating Partnership as of December 31, 2014 and 2013, respectively.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC and 100% of Talon First Trust, LLC as of December 31, 2014.  Talon Bren Road, LLC, and Talon First Trust, LLC, both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate.

Basis of Presentation

We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners.  Guidebook, which was sold in connection with the Formation Transactions, is no longer included in our financial statements. The contributions that constitute the Formation Transactions were accounted for as a reverse acquisition and recapitalization, and Talon OP was considered to be the accounting acquirer. Therefore, the historical presentation of our financial statements for periods prior to the Formation Transactions are that of Talon Real Estate Holding Corp. and its subsidiaries on a consolidated basis including the

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

Operating Partnership with its subsidiaries.  Historical presentation of shareholders’ equity of TREHC was restated for common stock issued in the Formation Transactions and retained earnings of TREHC, formerly Guide, in periods prior to the formation were eliminated.

The accompanying consolidated financial statements include the accounts of TREHC and its interest in the Operating Partnership. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, the Company has the choice of redeeming the limited partners' interests ("Units") for TREHC common shares of stock on a one-for-one basis, or making a cash payment to the unitholder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units subject to volume restrictions.

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial use.  The property totals 656,875 net rentable square feet.  As of December 31, 2014, the Company had tenants occupying approximately 66% of the rentable space.

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 of net rentable square feet.  As of December 31, 2014, the Company had tenants occupying approximately 90% of the rentable space.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of December 31, 2014, the Company had tenants occupying approximately 81% of the rentable space.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $1,893,652 and $190,472 as of December 31, 2014 and December 31, 2013, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $10,784 and $5,000 as of December 31, 2014 and 2013, respectively.

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

Deferred Leasing Costs and Tenant Allowance

Direct and indirect costs, including estimated internal costs and leasing commissions, associated with the leasing of real estate investments owned by the Company are capitalized as deferred leasing costs and amortized on a straight-line basis over the term of the related lease. Lease incentive costs, which are payments made on behalf of a tenant to sign a lease, are amortized on a straight-line basis over the respective lease terms as a reduction of rental revenue. Unamortized costs are charged to expense upon the early termination of the lease. Costs associated with unsuccessful leasing opportunities are expensed.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense of $5,302 and $6,521 for the years ended December 31, 2014 and 2013, respectively.  The Company had accumulated amortization of $5,302 and $0 as of December 31, 2014 and 2013, respectively.  Accumulated amortization in 2013 was written-off with the departure of a tenant.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term and are included in interest expense. The Company had amortization expense of $213,990 and $10,444 for the years ended December 31, 2014 and 2013, respectively.  The Company had accumulated amortization of $302,080 and $88,090 as of December 31, 2014 and 2013, respectively.

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

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Land Improvements	3-15 years
Building	25-40 years
Building Improvements	15-20 years
Tenant Improvements	1-10 years
Furniture and Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $113,034 to rent revenue for above-market leases and $39,213 to rent revenue for below-market leases for the year ended December 31, 2014 and none was amortized in 2013.  Amortization of other intangibles is recorded in depreciation and amortization expense.

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

As of and for the Years Ended December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company currently has disclosed certain matters relative to going concern in Note 18 but presently has not yet adopted the new guidance.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 is not expected to have a material impact on the Company's consolidated financial statements.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the years ended December 31, 2014 or 2013.

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $656,623 and $47,995 of compensation expense for the years ended December 31, 2014 and 2013, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company has also issued common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

No stock was issued in exchange for goods or services of non-employees in the year ended December 31, 2014 and stock valued at $50,000 was issued for an equivalent value of services received in the year ended December 31, 2013. These membership units were contributed to the Company in exchange for shares of common stock as part of the Formation Transactions.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 64.5% of the common units of the Operating Partnership as of December 31, 2014 and 100% as of December 31, 2013. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Years Ended December 31,
	2014	2013
Weighted average common shares outstanding - basic	15,915,380	15,281,886
Plus potentially dilutive common shares:
Unvested restricted stock	140,047	101,931
Contingent shares (note 10)	-	-
Weighted average common shares outstanding - diluted	16,055,427	15,383,817

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

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

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to ten years. Some of the leases have renewal options for additional terms. The leases expire at various dates from December 2014 to October 2020. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases as of December 31, 2014:

2015	$7,296,452
2016	6,465,232
2017	6,035,474
2018	4,702,493
Thereafter	5,088,555
Total	$29,588,206

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	December 31, 2014	December 31, 2013
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	32,000,000	-
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,378,013	-
Talon Bren Road, LLC Mortgage 2(1)	Secured fixed rate	February 12, 2015	6.00%	881,427	-
Talon Bren Road , LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	137,027	-
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	-
Talon OP, L.P. – Promissory Note(1)	Unsecured fixed rate interest only	January 15, 2015	14.00%	250,000	-
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	$4,120,952	$4,187,827
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	295,304	296,433
				$49,287,723	$4,484,260

(1)  See Note 17 for further disclosure related to this note.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2015	$1,483,332
2016	368,603
2017	36,576,580
2018	324,826
2019	10,534,382
$49,287,723

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

The Company’s mortgage assumed by Talon Bren Road, LLC in connection with the acquisition of the property at Bren Road includes a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage (“DSCR”) before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year.  As of December 31, 2014, Talon Bren Road LLC was out of compliance with the DSCR test.  The Company made an additional principal payment of $258,857 on September 25, 2014 which caused the DSCR to be reduced to 1.18 for the year ended December 31, 2014 which is below the required ratio.  Had the DSCR been calculated using only scheduled monthly principal and interest due excluding the additional pay down of debt, the DSCR would have been in compliance with a ratio of 1.78 for the year ended December 31, 2014. Failure to meet the debt service coverage ratio covenant allows the lender to declare an event of default under the terms of the loan agreement.  The lender is aware of such noncompliance, and we are seeking modification of the loan agreement and/or waiver of this covenant.

The Company’s mortgage entered into by Talon First Trust, LLC in connection with the property at 180 5th Street East, St. Paul, Minnesota includes a financial covenant that requires the Company to maintain a net worth that equals or exceeds $30 million and cash and marketable securities equal to or greater than $3 million after June 30, 2015 and throughout the remaining term of the loan, but allows the Company 30 days following any failure in which to satisfy this financial covenant or provide an individual or entity acceptable to lender as another guarantor on the loan and of the environmental indemnity obligations. Failure to satisfy the covenant would constitute an event of default under the terms of the loan.  The Company (as well as its subsidiary, Talon OP, L.P.) is a guarantor of the loan entered into by Talon First Trust, LLC and an indemnitor of Talon First Trust, LLC’s environmental obligations in connection with the property at 180 5th Street East, St. Paul, Minnesota.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

The Company engaged in services with related parties due to common ownership during the periods presented, which are described below.

On December 30, 2013, the Company issued an unsecured promissory note to one of its directors.  The note provided for a $100,000 loan to the Company with with a 14% interest rate.  No interest expense was recognized in 2013.  On March 25, 2014, the Company issued a second unsecured promissory note to the same director.  The note provided for an additional $100,000 loan to the Company with the same terms as the original note in 2013.  On August 12, 2014, the Company entered into a new unsecured promissory note with the same director. The note provided for a $500,000 loan to the Company with the same terms as the original note. Significant portions of the proceeds of this note were used to retire the two previous notes to this director.  All unpaid principal and accrued interest for this note is due and payable on June 30, 2015.  The Company paid $14,527 of interest on the notes for the year ended December 31, 2014.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

The Company had a general services and maintenance agreement with Outside Services & Storage LLC, a related party, which terminated at the end of May 2013.  The total cost of these services was $0 for the year ended December 31, 2014 and $20,912 for the year ended December 31, 2013.  The Company also had a lease agreement with Outside Services & Storage LLC, which ended on July 31, 2013.  This agreement allowed Outside Services & Storage LLC to occupy 17,841 square feet of the industrial building located at 5130 Industrial Street and 24,000 square feet at 1350 Budd Ave at below market rental rates.  The Company received no lease payments from this related party in 2014 or 2013. Related party revenue is recognized when received.

The Company had a management agreement with Kasa Real Estate LLC, a related party, which terminated at the end of May 2013. The management fees were $0 and $8,433 for the years ended December 31, 2014 and 2013, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 8 – CONCENTRATIONS

The Company has three tenants that rent approximately 29% of the Company’s total rentable space as of December 31, 2014 with base rent representing 60% of total base rent revenues for the year ended December 31, 2014.  For the same period in 2013, two tenants rented approximately 50% of the total rentable space as of December 31, 2013 with base rent representing 59% of total base rent revenues for the year ended December 31, 2013. The largest tenant rents approximately 8.4% of the rentable space and represents 25% of total base rent revenues for the year ended December 31, 2014.  The Company had one tenant who accounted for 72% of the total outstanding rents receivable balance as of December 31, 2014 and a different tenant who accounted for 88% of the total outstanding rents receivable balance as of December 31, 2013.

NOTE 9 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The balances in these restricted escrows and reserve accounts are as follows:

	December 31, 2014	December 31, 2013
Real estate tax escrow	$387,063	$86,105
Replacement reserve escrow	166,914	92,530
Property insurance escrow	60,186	11,837
General escrow	33,000	-
Tenant improvements & leasing cost escrow	1,246,489	-
	$1,893,652	$190,472

NOTE 10 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 53 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease are as follows:

Years ending December 31,
2015	$50,523
2016	52,039
2017	53,600
2018	55,206
2019	23,285
$234,653

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company may deliver a “NOI Payment Notice” to Bren Road, LLC if it determines in its reasonable discretion that there will be a NOI Deficit related to any deficit quarter.   The Company recognized $188,724 of income under this agreement for the year ended December 31, 2014.

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

a. redemption or conversion of all limited partnership units held by Bren Road, LLC

b. sale by Bren Road of any of its partnership units in Talon OP

c. payment to Bren Road of any dividends in respect to Bren Road’s interest in Talon

d. the Company qualifies as a real estate investment trust (REIT)

The consulting agreement provides for a reduction of the monthly consulting fees upon receipt of funds from a subsequent mortgage financing.  The Company had recognized $131,250 of accrued expenses for this contingency based on the likelihood of expenses to be incurred that could be reasonably estimated at the time of acquisition.  This contingent liability was included as part of the purchase price fair value allocation of the tangible and intangible assets acquired on May 29, 2014 and currently has a balance of $0.

The dispute with the lender and loan servicer of 5130 LLC on its two mortgage notes payable (the “Notes”) regarding the current status of the Notes and the accounting for historical payments made on the Notes has been resolved.  The Company had previously accrued $75,041 for this contingency.  In November 2014, the Company had reached a settlement with the lender and loan servicer.  In connection with the settlement, the Company expensed an additional $19,971 for costs related to resolving the dispute.  No adjustments were required to be made on the principal balance of the notes and the loans have been deemed current by the lender as of December 31, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 11 – RESTRICTED STOCK

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

As of December 31, 2014, the Company had granted 921,300 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2013	-	$-
Granted	375,000	0.60
Vested	(79,992)	0.60
Forfeited or rescinded	(75,000)	0.60
Granted and not vested, December 31, 2013	220,008	$0.60
Granted	981,300	1.25
Vested	(548,491)	1.20
Forfeited or rescinded	-	-
Granted and not vested, December 31, 2014	652,817	$1.08

Total unrecognized compensation expense related to the outstanding restricted stock as of December 31, 2014 and 2013 were $702,007 and $132,005, respectively, which are expected to be recognized over a weighted average period of 16 months.  The Company recognized $656,623 and $47,995 of stock-based compensation expense for the years ended December 31, 2014 and 2013, respectively, that is included in salary and compensation in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2013	1,500,000
Granted	(375,000)
Forfeited or rescinded	75,000
Authorized but not granted or issued, December 31, 2013	1,200,000
Authorized increase in Plan shares	472,867
Granted	(981,300)
Authorized but not granted or issued, December 31, 2014	691,567

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 12 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2014 because it projects losses to exceed operating income in 2014. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of its net deferred tax assets and has provided a full valuation allowance of $1,156,732 and $336,050 against the net deferred tax assets as of December 31, 2014 and 2013, respectively. The net change in the total valuation allowance was an increase of $820,950 and $336,050 for the years ended December 31, 2014 and 2013, respectively.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes.  There were no unrecognized tax benefits at the end of the reporting period.

The Company calculated its estimated annualized effective tax expense rate at 0% for December 31, 2014.  The Company had no income tax expense based on its pre-tax loss for the years ended December 31, 2014 and 2013.

Deferred tax assets (liabilities) consist of the following components as of:

	December 31, 2014	December 31, 2013
Deferred tax assets:
Loss carry forwards	$1,157,000	$336,050
Valuation allowance for deferred tax assets	(1,157,000)	(336,050)
Net deferred tax assets	$-	$-

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	2014	2013
Statutory U.S. income tax rate	34.00%	34.00%
State taxes, net of federal tax effect	6.47	6.47
Change in valuation allowance	(34.22)	(26.04)
Other, including permanent differences	(6.24)	(14.43)
Effective income tax benefit rate	-%	-%

At December 31, 2014, the Company had net operating loss carryforwards for federal purposes of $3,260,000 and $2,765,000 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2029.  At December 31, 2013, the Company had net operating loss carryforwards for federal purposes of $848,050 and $737,445 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2029.

The future utilization of federal net operating loss carryforwards is subject to certain limitations under Section 382 of the Internal Revenue Code. This section generally relates to a 50 percent change in ownership of a company over a three-year period. The issuance of additional shares could result in an “ownership change” under Section 382.  Therefore, the ability to apply our net operating losses in the future may become limited.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 13 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013
Identified intangible assets:
In-place leases	$12,093,000	$-
Above-market leases	1,006,000	-
Accumulated amortization	(1,484,716)	-
Net carrying amount	$11,614,284	$-

	December 31, 2014	December 31, 2013
Identified intangible liabilities:
Below-market leases	349,000	-
Accumulated amortization	(39,213)	-
Net carrying amount	$309,787	$-

The effect of amortization of acquired intangible assets was approximately $1,484,716 for the year ended December 31, 2014.  Above-market leases, included in intangible assets, are amortized as a reduction in rent revenue and totaled $113,034 for the year ended December 31, 2014.  Amortization of below-market leases as an addition to rent revenue was $39,213 for the year ended December 31, 2014.  There was no amortization of any intangible assets for the year ending December 31, 2013.  In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2015	$2,934,056	$78,427
2016	2,934,056	78,427
2017	2,934,056	78,427
2018	2,797,966	74,506
2019	14,150	-
	$11,614,284	$309,787

NOTE 14 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of December 31, 2014.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 15 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There were no accumulated, undeclared preferred payments outstanding as of December 31, 2014.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of December 31, 2014.

NOTE 16 – ACQUISITIONS

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

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized approximately $1,615,000 in revenue and $912,000 in net income before interest, depreciation and amortization expense from this property since acquisition through December 31, 2014.

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

As of and for the Years Ended December 31, 2014 and 2013

NOTE 16 – ACQUISITIONS (continued)

The Company has preliminarily allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$4,700,000
Building	12,444,250

Intangible Assets:
In Place Leases	987,000
Total Assets Acquired	$18,131,250

Liabilities Assumed/Incurred:
Debt	$11,500,000
Contingent liability	131,250
Net Assets Acquired	$6,500,000

On July 2, 2014, Talon OP, L.P. (“Talon OP”) entered into a contribution agreement with various parties and acquired the First Trust Center building and certain other assets located at 180 5th Street East, St. Paul, MN through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for this property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.  The Company recognized approximately $4,256,000 in revenue and $1,577,000 in net income before interest, depreciation and amortization expense from this property since acquisition through December 31, 2014.

The consideration for the acquisition of the property located at 180 5th Street East as of the acquisition date consisted of the following:

Item
Mortgage loan	$32,000,000
Issuance of 4,000,000 common units of Talon OP	5,000,000
Issuance of 30,000 preferred units of Talon OP	3,000,000
Total purchase price	$40,000,000

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 16 – ACQUISITIONS (continued)

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

	Year Ended December 31
	2014	2013
	(unaudited)	(unaudited)
Revenue	$11,917,205	$11,928,333

Net income (loss) (1)	$(4,873,250)	$(4,052,630)
Net income (loss) attributable to Talon Real Estate Holding Corp.	$(3,395,749)	$(2,961,466)

Income (Loss) per share basic and diluted	$(0.21)	$(0.19)
Basic and diluted weighted average shares outstanding	15,915,380	15,281,886

(1)  Net income (loss) includes the effects of depreciation and amortization expense of $4,731,010 and $4,747,211 for the years ended December 31, 2014 and 2013, respectively, based on preliminary allocations of the purchase price from management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities in connection with the acquisitions.

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 17 – SUBSEQUENT EVENTS (continued)

On January 12, 2015, the Company entered into an unsecured promissory note with an unrelated party. The note provides for a $250,000 loan to the Company with an annual interest rate of 14% payable at maturity on June 30, 2015.  This is in addition to a note entered into on October 7, 2014 in the same amount, with the same party.  Both notes totaling $500,000 are due with principal and accrued interest on June 30, 2015.

On January 23, 2015, Talon OP entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire a building and certain other assets located at 5799 Broadmoor Street, Mission, KS for a purchase price of $11,580,000.  The property consists of a building of approximately 115,811 rentable square feet located in Mission, KS  66202.  The acquisition is expected to close subject to the satisfaction of customary closing conditions.

On February 10, 2015, the Company entered into a promissory note with US Income Partners, LLC, known as USIP, to borrow up to $2,000,000 in aggregate principal with an interest rate of 16% and a maturity date of March 1, 2016.  The note requires monthly payments of interest only.  The loan is secured by a second mortgage on the property at 10301 Bren Road West, Minnetonka, MN held by Talon Bren Road, LLC, a wholly owned subsidiary of Talon OP.  The loan documents contain events of default that are customary for loans of this type.  The obligations of Talon OP under the loan are guaranteed by both the Company and an unrelated party. In consideration for providing the guaranty, the Company issued the third party guarantor 460,000 shares of its common stock.  Proceeds from the USIP note were used to pay off the note referred to as Talon Bren Road, LLC Mortgage 2 in Note 5 which was secured by the same property.

NOTE 18 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and 2014.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of December 31, 2014, we had unrestricted cash of $147,157 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. In addition, as of December 31, 2014, we are not in compliance with the financial covenants under our loan agreement for Talon Bren Road LLC, however, we are seeking modification of the loan agreement and/or waiver of this covenant with Bell State Bank & Trust. There is no assurance the lender will agree to such modification and/or waiver and may accelerate the loan which would have a material adverse effect on our cash flows.  We may also be unable to borrow or obtain sufficient funds for repayment on terms acceptable to us or at all, and our ability to obtain future financing may also be impacted negatively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2014 and 2013

NOTE 18 – GOING CONCERN (continued)

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers.”

Directors

The following table sets forth certain information regarding each of our directors:

Name	Age	Position	Director Since
MG Kaminski	55	Chief Executive Officer and Chairman of the Board of Directors	June 2013
Neil Brown	56	Director and Chairman of the Audit Committee	June 2013
Frank Elsenbast	49	Director and Chairman of the Governance and Nominating Committee	June 2013
Curtis Marks	54	Director and Chairman of the Compensation Committee	June 2013

Our board of directors has established an audit committee, a compensation committee and a governance and nominating committee. Mr. Brown, Mr. Marks, and Mr. Elsenbast are members of each of our committees.

NEIL BROWN has served as our Director since June 7, 2013. Mr. Brown served as Chief Financial Officer of Sawtooth Asset Management, Inc. from January 2014 to October 2014.  Previously, Mr. Brown served in various executive roles at TCF Financial Corporation, a national bank holding company based in Minnesota, including Chief Risk Officer from January 2012 to November 2012, President and Chief Operating Officer from 2007 to 2011 and Executive Vice President and Chief Financial Officer from 1998 to 2006.  Prior to joining TCF, Mr. Brown was an audit partner at KPMG in Minneapolis. Mr Brown also serves as a director of N.A. Corporation and NimbeLink Corporation.  Mr. Brown’s qualifications to serve on our board of directors include, among other skills and qualifications, his financial accounting and risk management expertise and his experience in the management of publicly-traded companies developed during his service at TCF.

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

CURTIS MARKS has served as our Director since June 7, 2013.  Mr. Marks also serves as the President and Chief Executive Officer of Click Boarding LLC, an on-boarding software company he founded.  Mr. Marks has built and sold numerous companies, the most recent being Verifications Inc., an international employment screening company that provides services to 48% of Fortune 100 companies.  Mr. Marks primarily focuses on strategic planning, acquisitions, and developing business partners.  Prior to Verifications Inc., Mr. Marks served as Chief Executive Officer of Automated Telemarketing Services Inc., a software reseller.  Mr. Marks also has extensive experience owning and working with technology-focused companies in various industries.  Mr. Marks’ qualifications to serve on our board of directors include, among other skills and qualifications, his management and operational experience as well as his experience in founding, building, and owning various companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of our common stock to file reports of their ownership of our common stock and changes in their ownership with the SEC.  To our knowledge, all reports required to be filed under Section 16(a) of the Securities and Exchange Act of 1934 were filed on a timely basis during 2014.

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

Determining Executive Compensation for the Year Ended December 31, 2014

Our executive compensation program for 2014 consisted of three main elements:

•

Base salary

•

Equity awards

•

Other benefits

We have a long-term equity incentive program that we have used in the past to encourage the creation of long-term value for our shareholders, retain our key executives and build equity ownership among participants in the program.  We believe stock grants can align the interests of the named executives with those of our shareholders and enhance retention of key executives and provide value only if the employee remains with our company until his or her stock grants vest.  We did not grant any equity awards to our chief executive officer in 2014.

Elements of Executive Officer Compensation for the Year Ended December 31, 2014

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

The aggregate base salaries earned by the named executives in fiscal 2014 are listed in the Summary Compensation Table below.  Our compensation committee did not approve any increases in base salary for executive officers in 2014.

Mr. Kaminski has a base annual salary of $23,660 for 2013 and 2014.

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

In 2014, the Company awarded 260,000 shares of restricted stock of which 60,000 shares vested immediately on grant date in March 2014 with the remaining 200,000 to vest over 60 months to our chief financial officer under the 2013 Plan.

Other Benefits

The compensation committee believes that we must offer a competitive benefits program to attract and retain our executive officers.  During 2014, we provided medical and other benefits to our executive officers that are generally available to our other employees.

Other Agreements and Policies

Employment Agreements

MG Kaminski

We are party to an employment agreement with MG Kaminski, our Chief Executive Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Mr. Kaminski by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement, Mr. Kaminski received $23,660 in annual base salary for 2013. Thereafter, his base salary will be determined by our board of directors or the compensation committee and reviewed annually. Mr. Kaminski received a base salary of $23,660 for 2014. Mr. Kaminski is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or the compensation committee if he meets or exceeds performance goals mutually agreed upon by him and us. Such bonus compensation will be determined by our board of directors or the compensation committee on an annual basis.  No bonus compensation was paid to Mr. Kaminski in 2014.  As of the date of this report, we have not agreed on any performance goals for 2015 with Mr. Kaminski.

Mr. Kaminski’s employment agreement requires he not disclose our confidential information during the term of the agreement or thereafter. He also is prohibited from competing with us or soliciting any of our employees during the term of his employment with us and for a period of one year following termination of his employment.

Eun Stowell

We are party to an employment agreement with Eun Stowell, our Chief Financial Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Ms. Stowell by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement, Ms. Stowell’s annual base salary is $200,000 for 2013 and will be reviewed annually and may be adjusted by us from time to time. Ms. Stowell received a base salary of $200,000 in 2014.  Ms. Stowell is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or compensation committee if she meets or exceeds performance goals mutually agreed upon by her and us. Such bonus compensation will be determined by our board of directors or compensation committee on an annual basis. As of the date of this report, we have not agreed on any performance goals for 2015 with Ms. Stowell.

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

The Compensation Committee
Curtis Marks (chair)
Neil Brown
Frank Elsenbast

Summary Compensation Table

The following table shows, for our named executives, information concerning compensation earned for services in all capacities during fiscal 2014 and 2013.  No compensation was earned in 2012.

		Salary ($)	Stock Awards ($) (1)	Other Compensation ($)(2)	Total ($)
MG Kaminski, Chief Executive Officer	2014	23,660	—	10,360
	2013	13,399	—	6,843	20,242

Eun Stowell, Chief Financial Officer	2014	200,000	136,487	6,223	342,710
	2013	150,399	11,995	1,297	163,691

(1)

Values expressed represent the actual compensation cost recognized by our company during the years presented for stock awards granted and utilizing the assumptions discussed in Note 11 to our company’s financial statements for 2014.

(2)

Consists of the amounts paid for insurance and other employee benefits for the benefit of the named executives.

Grants of Plan-Based Awards

The following table sets forth certain information concerning awards granted under the 2013 Plan to the named executive officers during 2014.

Name	Grant Date	Stock Awards	Grant Date Fair Value of Stock Awards
Eun Stowell	3/5/14	260,000 (1)	$325,000

(1)

60,000 shares vest immediately on the grant date and the remaining 200,000 vest in 60 equal monthly installments.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding awards granted under the 2013 Plan to the named executive officers during 2014.

Name	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Eun Stowell	230,027	$287,435 (1)

(1)

Market value of shares determined using the price of the OP units exchanged for the acquisition of our property in St. Paul, MN on July 2, 2014 since the stock has not been traded on the Over the Counter Bulletin Board since that date through December 31, 2014 and OP units are exchangeable 1:1 for Talon common stock.

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

•

Make adjustments to awards as described below under the caption “Adjustment of Awards.”

Director Compensation for 2014

The following table shows information concerning compensation provided to each of our non-employee directors for services provided during 2014.

Name	Stock Awards ($) (1)	Fees earned or paid in cash ($)	Total Compensation ($)
Neil Brown (2)	49,000	-	49,000
Frank Elsenbast (3)	49,000	-	49,000
Curtis Marks (4)	199,000	-	199,000

(1)

Valuation for restricted stock awards is based on the compensation cost we recognized during the year for financial statement purposes under generally accepted accounting principles for awards granted utilizing the assumptions noted in Note 11 to our financial statements for 2014.

(2)

Mr. Brown has 20,000 shares of restricted common stock that remain unvested at December 31, 2014.  All 20,000 shares vest on January 1, 2015 and compensation expense of $12,000 related to these shares has already been recognized in 2014 pursuant to our accounting policy.

(3)

 Mr. Elsenbast has 20,000 shares of restricted common stock that remain unvested at December 31, 2014.  All 20,000 shares vest on January 1, 2015 and compensation expense of $12,000 related to these shares has already been recognized in 2014 pursuant to our accounting policy.

(4)

Mr. Marks has 20,000 shares of restricted common stock that remain unvested at December 31, 2014. All 20,000 shares vest on January 1, 2015 and compensation expense of $12,000 related to these shares has already been recognized in 2014 pursuant to our accounting policy.

As of June 7, 2013, we adopted our director compensation plan.  Under the plan, in addition to reimbursing directors for their out-of-pocket expenses in connection with attending meetings of our board of directors and board committees, we granted each non-employee director 60,000 shares of restricted common stock upon election to the board, with 20,000 shares vesting on the date of grant and the balance vesting in two equal amounts on January 1 of the calendar years following the date of grant.  On March 5, 2014, we granted Mr. Brown and Mr. Elsenbast 20,000 additional shares each and Mr. Marks 140,000 shares that vested immediately on date of grant.  We recognized $225,000 of stock compensation expense related to these shares.  We provided no other compensation to our employee directors for service on our board of directors or committees of the board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any of its executive officers serving as a member of our board of directors or compensation committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters

Outstanding Equity Awards

The following table provides information as of December 31, 2014 for our 2013 Equity Incentive Plan under which securities may be issued:

Plan	Number of shares granted but not vested	Weighted-average price of stock grants (1)	Number of shares remaining available for future issuance
2013 Equity Incentive Plan (approved by shareholders)	652,817	$1.08	691,567
Equity compensation plans not approved by shareholders	-	-	-

(1)

The weighted-average price of stock grants was determined using the price at which our common stock last traded on the Over the Counter Bulletin Board prior to the stock awards granted on June 7, 2013 and the price at which our stock was last issued prior to the stock awards granted on March 5, 2014.

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 15, 2015 by each shareholder whom we know to be the beneficial owner of more than 5% of our common stock, each director, each named executive officer, and all executive officers and directors as a group.  At the close of business on March 15, 2015, there were 17,203,522 shares of common stock issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such shares and the mailing address for each person listed in the table is 5500 Wayzata Blvd., Suite 1070, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner	Number of Shares	Percentage of Outstanding Shares
Directors and Executive Officers:
MG Kaminski	10,030,000(1)	51.3%(1)
Eun Stowell	465,000(2)	2.7%
Neil W. Brown	255,000(3)	1.5%
Curtis Marks	280,000(4)	1.6%
Frank Elsenbast	80,000(5)	*
All directors and executive officers as a group (5 persons)	11,110,000	64.6%

Other Beneficial Owners:
First Tracks, LLC	7,000,000(6)	40.7%
Thomas F. Dougherty	2,040,000(7)	11.9%

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Our company was a participant in a transaction with a related person described below during fiscal year 2014.  All such transactions entered into since the date of adoption of our related person transaction approval policy described below were approved by the audit committee in accordance with such policy.

•

On December 30, 2013, the Company entered into an unsecured loan agreement with Curtis Marks, one of its directors.  The note provides for a $100,000 loan to the Company with an annual interest rate of 14% payable at maturity on May 15, 2014.

•

On March 25, 2014, the Company issued a second unsecured promissory note to Mr. Marks.  The note provided for an additional $100,000 loan to the Company with the same terms as the original note in 2013.

•

On August 12, 2014, the Company entered into a new unsecured promissory note with Mr. Marks. The note provided for a $500,000 loan to the Company with the same terms as the original note. Proceeds from this note were used in part to retire the two previous notes to Mr. Marks.

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

Item 14.

Principal Accounting Fees and Services

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by Baker Tilly Virchow Krause, L.L.P. in 2013 and 2014 for these various services:

Description of Fees	Year Ended December 31, 2014	Year Ended December 31, 2013

Audit fees (1)	$68,200	$44,886
Audit-related fees (2)	-	18,750
	$68,200	$63,636

* Fees related to review of Form S-3 Filings

(1)  Audit Fees are the aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.

(2)  Audit-Related Fees are the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under "Audit".  No audit-related fees were billed in 2014.

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

Dated: March 31, 2015		TALON REAL ESTATE HOLDING CORP.

	By:	/s/ MG Kaminski
MG Kaminski
Chief Executive Officer

Each of the undersigned hereby appoints MG Kaminski and Eun Stowell, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2015.

Name and Signature	Title

/s/ MG Kaminski	Chief Executive Officer and Director (principal executive officer)
MG Kaminski

/s/ Eun Stowell	Chief Financial Officer (principal financial and accounting officer)
Eun Stowell

/s/ Neil W. Brown	Director
Neil W. Brown

/s/ Curtis Marks	Director
Curtis Marks

/s/ Frank Elsenbast	Director
Frank Elsenbast

EXHIBIT INDEX1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 7, 2013 by and among Guide Holdings, Inc., The Guidebook Company, Inc. and Kim McReynolds	8-K	000-53917	June 7, 2013	2.1

2.2	Subscription Agreement, dated June 7, 2013, by and between MG Kaminski and Talon Op, L.P.	8-K	000-53917	June 7, 2013	2.2

2.3	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.3

2.4	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.4

2.5	Contribution Agreement, dated June 7, 2013, by and among Talon Real Estate, LLC and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.5

3.1	Amended and Restated Articles of Incorporation	8-K	000-53917	June 7, 2013	3.1

3.2	Amended and Restated Bylaws	8-K	000-53917	June 7, 2013	3.2

4.1	Form of Specimen Common Stock Certificate	8-K	000-53917	June 7, 2013	4.1

10.1	2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.1

10.2	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.2

10.3	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.3

10.4	Employment Agreement with Eun Stowell**	8-K	000-53917	June 7, 2013	10.4

10.5	Employment Agreement with MG Kaminski**	8-K	000-53917	June 7, 2013	10.5

1

10.6	Form of Indemnification Agreement**	8-K	000-53917	June 7, 2013	10.6

10.7	Non-Employee Director Compensation Policy**	8-K	000-53917	June 7, 2013	10.7

10.8	Loan Agreement, dated March 22, 2007, by and between 5130 Industrial Street, LLC and Merrill Lynch Mortgage Lending, Inc.	8-K	000-53917	June 7, 2013	10.8

10.9	Limited Partnership Agreement of Talon OP, L.P.	8-K	000-53917	June 7, 2013	10.9

10.10	Common Stock Purchase Agreement dated as of August 20, 2013 by and among Talon Real Estate Holding Corp. and the purchasers listed on Exhibit A thereto	8-K	000-53917	August 20, 2013	10.1

10.11	First Amendment, dated November 13, 2013, to Contribution Agreement dated June 7, 2013	10-Q	000-53917	September 30, 2013	10.1

10.12	Common Stock Purchase Agreement dated as of December 30, 2013 by and among the Company and the purchasers listed on Exhibit A thereto	8-K	000-53917	December 30, 2013	10.1

10.13	Promissory Note to Curtis Marks from the Company, dated December 30, 2013	8-K	000-53917	December 30, 2013	10.2
10.14	Promissory Note to Curtis Marks from the Company, dated March 25, 2014	8-K	000-53917	March 26, 2014	10.1

10.15	Contribution Agreement between Talon OP, L.P. and Bren Road, LLC, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.1
						X
10.16	Assignment and Assumption Agreement and Consent between Bren Road, LLC, Talon Bren Road, LLC, and Bell State Bank & Trust, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.2
						X
10.17	Promissory Note between Talon Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.3
						X

10.18	Loan Agreement between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended.	8-K	000-53917	June 3, 2014	10.4
						X
10.19	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended.	8-K	000-53917	June 3, 2014	10.5

10.20	Contribution Agreement between Talon OP, L.P. and the Contributors identified on Exhibit A thereto, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.1

10.21	Promissory Note between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.2

10.22	Reserve and Security Agreement between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.3

10.23	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.4

10.24	Promissory Note between Talon Bren Road, LLC and Jackson I, LLC, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.5

10.25	Mortgage and Security Agreement and Future Financing Statement between Talon Bren Road, LLC and Jackson I, LLC, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.6

10.26	Promissory Note to Curtis Marks from the Company, dated August 12, 2014.	10-Q	000-53917	August 14, 2014	10.6

10.27	Loan Modification Agreement by and among Jackson I, LLC, 4330 LLC, 3014-20 LLC, Fairfield Apartments, LLC, Lakes Area Properties, LLC and Talon Bren Road, LLC, effective as of September 25, 2014.	8-K	000-53917	October 2, 2014	10.1

16.1	Letter from HJ & Associates, LLC dated June 7, 2013	8-K	000-53917	June 7, 2013	16.1

21.1	Subsidiaries of the Registrant

23.1	Consent of Baker Tilly Virchow Krause LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended	X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T	X

** Indicates management contract or compensatory plan or arrangement.