Form 10-Q
period 2015-03-31
TALON REAL ESTATE HOLDING CORP.
filed 2015-05-15
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at May 14, 2015 was 17,203,522 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three months ended March 31, 2015 and 2014

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2015 and December 31, 2014

	March 31, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
Land	$7,950,000	$7,950,000
Land improvements	165,000	165,000
Building & improvements	43,058,051	42,578,545
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	51,201,915	50,722,409
Less: accumulated depreciation	(3,824,892)	(3,184,632)
Net property & equipment	47,377,023	47,537,777

Cash	351,288	147,157
Rents and other receivables, net	535,951	471,490
Prepaid expenses and other assets	188,888	77,847
Restricted escrows & reserves	2,350,858	1,893,652
Deferred financing and leasing costs, net	2,851,453	2,219,251
Intangible assets, net	9,750,676	10,422,224
TOTAL ASSETS	$63,406,137	$62,769,398

LIABILITIES
Notes payable	$50,567,255	$49,287,723
Notes payable - related party	500,000	500,000
Accounts payable	2,051,868	1,947,481
Accrued expenses and other liabilities	1,375,543	1,226,786
Tenant security deposits	177,287	176,720
Deferred rent revenue	286,147	186,701
Prepaid rent	380,658	195,163
Accrued interest	314,877	278,457
Below-market leases, net	403,188	438,041
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	59,056,823	57,237,072

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both March 31, 2015 and December 31, 2014	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,203,522 issued and outstanding as of March 31, 2015 and 16,743,522 as of December 31, 2014	17,203	16,743
Additional paid in capital	1,730,174	1,101,726
Accumulated loss	(5,894,306)	(4,739,689)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(4,146,929)	(3,621,220)
Noncontrolling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of March 31, 2015 and December 31, 2014	9,901,628	10,526,904
Noncontrolling interests – consolidated real estate entities	(1,405,385)	(1,373,358)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	4,349,314	5,532,326
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$63,406,137	$62,769,398

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2015 and 2014

(unaudited)

	For the Three Months Ended March 31,
	2015	2014
REVENUE
Rent	$1,850,014	$102,204
Tenant reimbursement	782,331	31,486
Other income	118,636	1,010
Total Revenue	2,750,981	134,700

EXPENSES
General & administrative	74,512	128,853
Salary and compensation	215,077	594,465
Professional	173,937	57,415
Property operating expenses	1,347,052	18,409
Real estate taxes & insurance	437,469	36,896
Depreciation and amortization	1,292,956	55,902
Total Expenses	3,541,003	891,940
Operating Loss	(790,022)	(757,240)

Interest expense	(1,021,898)	(79,708)
NET LOSS	(1,811,920)	(836,948)

Net loss attributable to noncontrolling interest - Operating Partnership	625,276	-
Net loss attributable to noncontrolling interests - consolidated real estate entities	32,027	30,030
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(1,154,617)	$(806,918)

Loss per common share basic and diluted	$(0.07)	$(0.05)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2015 and 2014

(unaudited)

	Three months ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,811,920)	$(836,948)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	1,356,573	55,902
Amortization of deferred financing	224,223	3,375
Stock-based compensation expense	53,908	456,123
Provision for doubtful accounts	3,933	-
Changes in operating assets and liabilities:
Rents and other receivables	(68,394)	(6,154)
Deferred rent receivable	-	(4,687)
Prepaid expenses and other assets	33,959	4,338
Deferred financing and leasing costs	(25,005)	-
Accounts payable	(501,383)	58,830
Accrued expenses and other liabilities	148,757	212,824
Tenant security deposits	567	9,095
Deferred rent revenue	99,446	-
Prepaid rent	185,495	-
Accrued interest	36,420	3,628
Net cash flows from operating activities	(263,421)	(43,674)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition or improvements of real estate assets	(209,774)	-
Deposits made for future acquisitions	(145,000)	(60,000)
Deposits to restricted escrows and reserves	(794,783)	(43,110)
Payments from restricted escrows and reserves	337,577	-
Net cash flows from investing activities	(811,980)	(103,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	2,500,000	-
Principal payments on notes payable	(1,220,468)	(17,601)
Proceeds of related party note	-	100,000
Common stock issuance costs	-	(3,789)
Net cash flows from financing activities	1,279,532	78,610

Net Change in Cash	204,131	(68,174)

CASH - BEGINNING OF PERIOD	147,157	83,522
CASH - END OF PERIOD	$351,288	$15,348

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of building improvements included in accounts payable	$(269,732)	$-
Leasing and financing fees included in accounts payable	(336,038)	-
Issuance of common stock included in financing costs	(575,000)	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and preferred Operating Partnership preferred units	$761,255	$72,705

See accompanying notes to consolidated financial statements

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

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

Talon Real Estate Holding Corp, as the general partner of Talon OP, has management responsibility for all the activities of the Operating Partnership. TREHC owned approximately 65.2% and 64.5% of the Operating Partnership as of March 31, 2015 and December 31, 2014, respectively.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC and 100% of Talon First Trust, LLC as of March 31, 2015.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate.

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

The accompanying condensed consolidated financial statements include the accounts of TREHC and its interest in the Operating Partnership. The limited partners in the Operating Partnership have a redemption option that they may exercise. Upon exercise of the redemption option by the limited partners, the Company has the choice of redeeming the limited partners' interests ("Units") for TREHC common shares of stock on a one-for-one basis, or making a cash payment to the unit holder. The redemption generally may be exercised by the limited partners at any time after the first anniversary of the date of the acquisition of the Units subject to volume restrictions.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of March 31, 2015 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2015 and our condensed consolidated statements of operations, and our condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, as applicable. These adjustments are of a normal recurring nature.

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial and government use.  The property totals 656,875 net rentable square feet.  As of March 31, 2015, the Company had tenants occupying approximately 63% of the rentable space.

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 of net rentable square feet.  As of March 31, 2015, the Company had tenants occupying approximately 90% of the rentable space.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of March 31, 2015, the Company had tenants occupying approximately 75% of the rentable space.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Significant items subject to such estimates and assumptions include determination of the useful life of property and other long-lived assets, valuation and impairment analysis of property and other long-lived assets, and valuation of the allowance for doubtful accounts. It is at least reasonably possible that these estimates could change in the near term.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,350,858 and $1,893,652 as of March 31, 2015 and December 31, 2014, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $14,717 and $10,784 as of March 31, 2015 and December 31, 2014, respectively.

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

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Leasing Costs and Tenant Allowance

Direct and indirect costs, including estimated internal costs and leasing commissions, associated with the leasing of real estate investments owned by the Company are capitalized as deferred leasing costs and amortized on a straight-line basis over the term of the related lease as amortization expense. Lease incentive costs, which are payments made on behalf of a tenant to sign a lease, are capitalized as deferred leasing costs and are amortized on a straight-line basis over the respective lease terms as a reduction of rental revenue. Unamortized costs are charged to expense upon the early termination of the lease. Costs associated with unsuccessful leasing opportunities are expensed.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for deferred leasing costs and tenant allowances of $341,385 and $8,213 for the three months ended March 31, 2015 and 2014, respectively.  The Company had accumulated amortization for deferred leasing costs and tenant allowances of $1,162,392 and $821,007 as of March 31, 2015 and December 31, 2014, respectively.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term and are included in interest expense. The Company had amortization expense of $224,223 and $3,375 for the three months ended March 31, 2015 and 2014, respectively.  The Company had accumulated amortization of $526,303 and $302,080 as of March 31, 2015 and December 31, 2014, respectively.

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

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Property and Fixed Assets (continued)

The Company finalized the purchase price fair value allocation of the First Trust acquisition during the three months ended March 31, 2015 and has recorded certain measurement period adjustments that have impacted the previously reported consolidated balance sheet (see note 13).

Depreciation is provided using the straight-line method over the estimated useful life of the assets for buildings and land improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Land Improvements	3-15 years
Buildings	25-30 years
Building Improvements	10-20 years
Tenant Improvements	1-12 years
Furniture and Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $63,618 and $0 to rent revenue for above and below-market leases for the three months ended March 31, 2015 and 2014, respectively. Amortization of other intangibles is recorded in depreciation and amortization expense.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In April 2015, the FASB issued ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.   The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.

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

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three months ended March 31, 2015 or 2014.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2011. The Company is not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, the Company has elected to record the income tax penalties as general and administrative expense and any related interest as interest expense in the Company's consolidated statements of operations.

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $53,908 and $456,123 of compensation expense for the three months ended March 31, 2015 and 2014, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the three months ended March 31, 2015.  The value of the stock issued has been included as deferred financing costs in the consolidated balance sheet as of March 31, 2015.  Financing costs of $95,833 related to this stock issuance was amortized to interest expense for the three months ended March 31, 2015.  No stock was issued in exchange for goods or services of non-employees in the three months ended March 31, 2014.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65.2% of the common units of the Operating Partnership as of March 31, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2015	2014
Weighted average common shares outstanding - basic	16,389,867	15,719,311
Plus potentially dilutive common shares:
Unvested restricted stock	97,438	361,207
Contingent shares (note 8)	-	-
Weighted average common shares outstanding - diluted	16,487,305	16,080,519

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  The reclassifications had no impact on net loss or shareholders’ equity.

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from March 2015 to December 2027. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases, including leases entered into subsequent to March 31, 2015:

2015	$6,080,495
2016	7,386,467
2017	6,792,240
2018	6,697,221
2019	5,883,686
Thereafter	14,510,924
$47,351,033

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,313,745	11,378,013
Talon Bren Road, LLC Mortgage 2(1)	Secured fixed rate interest only	February 11, 2016	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	130,907	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
Talon OP, L.P. – Promissory Note	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	250,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,102,732	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,871	295,304
				$50,567,255	$49,287,723

(1) This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property.

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2015	$760,683
2016	2,368,422
2017	36,576,385
2018	324,614
2019	10,537,151
$50,567,255

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

The Company’s mortgage assumed by Talon Bren Road, LLC in connection with the acquisition of the property at Bren Road includes a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage (“DSCR”) before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year.  As of December 31, 2014, Talon Bren Road LLC was out of compliance with the DSCR test.  The Company made an additional principal payment of $258,857 on September 25, 2014 which caused the DSCR to fall below the required ratio.  Had the DSCR been calculated using only scheduled monthly principal and interest due excluding the additional pay down of debt, the DSCR would have been in compliance with a ratio of 1.78 for the year ended December 31, 2014. Failure to meet the debt service coverage ratio covenant allows the lender to declare an event of default under the terms of the loan agreement.  The lender has provided the Company a waiver of default.

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

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

On August 12, 2014, the Company entered into an unsecured promissory note with one of its directors. The note provided for a $500,000 loan to the Company accruing interest at 14% annually. All unpaid principal and accrued interest for this note is due and payable on June 30, 2015.  Accrued interest on the note was $44,493 and $27,233 as of March 31, 2105 and December 31, 2014, respectively.  The Company did not pay any interest on the note for the three months ended March 31, 2015 and 2014, respectively.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 30% of the Company’s total rentable space as of March 31, 2015 with base rent representing 62% of total base rent revenues for the three months ended March 31, 2015.  For the same period in 2014, three tenants rented approximately 67% of the total rentable space as of March 31, 2014 with base rent representing 80% of total base rent revenues for the three months ended March 31, 2014. The largest tenant rents approximately 11.4% of the rentable space and represents 24% of total base rent revenues for the three months ended March 31, 2015.  The Company had one tenant who accounted for 76% of the total outstanding rents receivable balance as of March 31, 2015 and 72% of the total outstanding rents receivable balance as of December 31, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 62 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease are as follows:

Years ending December 31,
2015	$54,069
2016	79,878
2017	82,273
2018	84,736
2019	89,262
Thereafter	38,230
$428,448

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company may deliver a “NOI Payment Notice” to Bren Road, LLC if it determines in its reasonable discretion that there will be a NOI Deficit related to any deficit quarter.  The Company recognized $87,372 of income under this agreement for the three months ended March 31, 2015.

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

The consulting agreement provides for a reduction of the monthly consulting fees upon receipt of funds from a subsequent mortgage financing.  The Company had recognized $131,250 of accrued expenses for this contingency on the date of acquisition based on the likelihood of expenses to be incurred that could be reasonably estimated at the time of acquisition.  This contingent liability was included as part of the purchase price fair value allocation of the tangible and intangible assets acquired on May 29, 2014 and currently has a balance of $0.  The Company incurred $131,250 and $0 of expenses for the three months ended March 31, 2015 and 2014, respectively, and had amounts due of $0 and $43,750 as of March 31, 2015 and December 31, 2014, respectively.

On January 23, 2015, Talon OP entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire a building and certain other assets located at 5799 Broadmoor Street, Mission, Kansas for a purchase price of $11,580,000.  The property consists of a building of approximately 115,811 rentable square feet.  As of March 31, 2015, the Company has paid out $145,000 in non-refundable deposits to complete the acquisition. Due to financing delays, the Company is out of contract with the seller; however, the Company and seller are still actively negotiating to complete the transaction.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

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

As of March 31, 2015, the Company had granted 921,300 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended March 31, 2015:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, December 31, 2014	652,817	$1.08
Granted	-	-
Vested	(108,324)	.83
Forfeited or rescinded	-	-
Granted and not vested, March 31, 2015	544,493	$1.19

Total unrecognized compensation expense related to the outstanding restricted stock as of March 31, 2015 was $648,099, which is expected to be recognized over a weighted average period of 15 months.  The Company recognized $53,908 and $456,123 of stock-based compensation expense for the three months ended March 31, 2015 and 2014, respectively, that is included in salary and compensation expense in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, December 31, 2014	691,567
Authorized increase in Plan shares	502,306
Granted	-
Forfeited or rescinded	-
Authorized but not granted or issued, March 31, 2015	1,193,873

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 10 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(2,160,318)	(1,488,770)
Net carrying amount	$9,750,676	$10,422,224

	March 31, 2015	December 31, 2014
Identified intangible liabilities:
Below-market leases	507,746	507,746
Accumulated amortization	(104,558)	(69,705)
Net carrying amount	$403,188	$438,041

The effect of amortization of acquired intangible assets and liabilities was approximately $636,695 for the three months ended March 31, 2015. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $98,470 for the three months ended March 31, 2015.  Amortization of below-market leases as an addition to rent revenue was $34,853 for the three months ended March 31, 2015.  The Company had no amortization of intangible assets or liabilities for the three months ended March 31, 2014.   In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2015	$1,805,482	$104,558
2016	2,323,171	127,154
2017	2,288,309	119,285
2018	1,695,727	42,225
2019	1,215,964	5,436
Thereafter	422,024	4,530
	$9,750,676	$403,188

NOTE 11 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of March 31, 2015.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 12 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There were no accumulated, undeclared preferred payments outstanding as of March 31, 2015.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of March 31, 2015.

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

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized approximately $694,531 in revenue and $391,827 in net income before interest, depreciation and amortization expense from this property for the three months ended March 31, 2015.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

The Company has allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$4,700,000
Building	12,444,250

Intangible Assets:
In Place Leases	987,000
Total Assets Acquired	$18,131,250

Liabilities Assumed/Incurred:
Debt	$11,500,000
Contingent liability	131,250
Net Assets Acquired	$6,500,000

On July 2, 2014, Talon OP, L.P. (“Talon OP”) entered into a contribution agreement with various parties and acquired the First Trust Center building and certain other assets located at 180 5th Street East, St. Paul, MN through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for this property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.  The Company recognized approximately $1,927,000 in revenue and $551,000 in net income before interest, depreciation and amortization expense from this property for the three months ended March 31, 2015.

The consideration for the acquisition of the property located at 180 5th Street East as of the acquisition date consisted of the following:

Item
Mortgage loan	$32,000,000
Issuance of 4,000,000 common units of Talon OP	5,000,000
Issuance of 30,000 preferred units of Talon OP	3,000,000
Assumption of accrued expenses and other liabilities	804,361
Total purchase price	$40,804,361

The Company has allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$3,000,000
Building	21,258,346
Building improvements	804,361
Tenant improvements	4,192,699
Leasing Costs	1,132,707
Intangible Assets:
In-Place Leases	9,091,055
Above-Market Leases	1,832,939
Total Assets Acquired	$41,312,107

Liabilities Assumed/Incurred:
Other Liabilities	$804,361
Intangible Liabilities: Below-Market Leases	507,746
Debt	32,000,000

Net Assets Acquired	$8,000,000

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

As noted in our 2014 Annual Report, the preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that were subject to change as the Company obtained additional information during the measurement period.  During the three months ended March 31, 2015, the company obtained the additional information necessary to support a final allocation of the total cost of the acquisition, and accordingly, recorded certain measurement period adjustments that have impacted the previously reported 2014 consolidated balance sheet.  The net impact of these measurement period adjustments on previously reported selected consolidated balance sheet line items are as follows:

	As previously reported December 31, 2014	Adjustments	Adjusted December 31, 2014
Assets
Land	$8,397,000	$(447,000)	$7,950,000
Building & improvements	41,113,139	1,465,406	42,578,545
Accumulated depreciation	(2,718,096)	(466,536)	(3,184,632)
Deferred financing and leasing costs, net	1,227,558	991,693	2,219,251
Intangible assets, net	11,614,284	(1,192,060)	10,422,224

Liabilities
Accrued expenses and other liabilities	422,425	804,361	1,226,786
Below-market leases, net	309,787	128,254	438,041

Shareholders' Equity
Accumulated Loss	(4,364,853)	(374,836)	(4,739,689)
Noncontrolling interests - Operating Partnership	10,733,180	(206,276)	10,526,904

The net impact of these adjustments to the previously reported 2014 consolidated balance sheet was an increase in assets of $351,503, an increase in liabilities of $932,615, and a decrease in shareholders’ equity of $581,112.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions of the properties located at Bren Road and 180 5th Street East had occurred at January 1, 2014, the beginning of the earliest period presented. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

	Three Months Ended March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenue	$2,750,981	$2,957,627

Net income (loss) (1)	$(1,811,920)	$(1,916,008)
Net income (loss) attributable to Talon Real Estate Holding Corp.	$(1,154,617)	$(1,198,350)

Income (Loss) per share basic and diluted	$(0.07)	$(0.08)
Basic and diluted weighted average shares outstanding	16,389,867	15,719,311

(1)  Net income (loss) includes the effects of depreciation and amortization expense, including amortization of deferred financing and leasing costs and intangible assets and liabilities, of $1,580,796 and $1,516,153 for the three months ended March 31, 2015 and 2014, respectively, based on allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities in connection with the acquisitions.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2015 and 2014 (unaudited)

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

Subsequent to March 31, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives in the amount of $8.2 million, which will be recorded at the inception of the lease.

NOTE 15 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2014 and 2015.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, meet debt service requirements, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of March 31, 2015, we had unrestricted cash of $351,288 and current liabilities including accounts payable, accrued expenses, and payments due on borrowings substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business.

Although we plan to aggressively pursue acquisitions to grow our business, there is no assurance that we will be able to acquire additional properties in the future or obtain the necessary financing to acquire such properties.

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and do not provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings in 2015.

There is no guarantee that we will be able to raise any of the required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

In the future, we may use a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financings (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured.  We may incur substantial costs in pursuing future capital financing, including interest and dividend payments, investment banking fees, legal fees, accounting fees, guarantee fees, and other costs.  We may also use the issuance of common equity as incentives to secure future capital which may dilute existing common shareholders.  Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management.  There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 75%.  We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

In 2014, we completed two acquisitions with a purchase price totaling approximately $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, Minnesota that is currently about 90% occupied primarily by over 100 tenants who are wholesale distributors.  On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, Minnesota totaling 856,223 total building square feet that is currently about 63% occupied by corporate and government tenants.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building.

The following table sets forth information regarding our top 5 largest tenants as of March 31, 2015.

Property Location(1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the three months ended March 31, 2015	Percentage of Company’s Total Base Rent for the three months ended March 31, 2015
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	112,950	11%	$440,897	24%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	83,130	9%	$387,863	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$319,744	17%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	4/30/2018	59,500	6%	$48,369	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2016	29,903	3%	$27,178	1%

(1)

The two properties located in Maple Plain, MN lease approximately 13% of the Company’s rentable space and account for approximately 5% of the Company’s total base rent revenues for the three months ended March 31, 2015. The property located in Minnetonka, MN leases approximately 15% of the Company’s rentable space and accounts for approximately 19% of the Company’s total base rent revenues for the three months ended March 31, 2015.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 42% of the Company’s rentable space and accounts for approximately 76% of the Company’s total base rent revenues for the three months ended March 31, 2015.

The future square feet expiring for all current leases, including leases entered into subsequent to March 31, 2015:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN	Total

2015	39,466	-	-	54,850	94,316
2016	59,500	-	38,198	2,976	100,674
2017	-	-	-	6,540	6,540
2018	-	29,903	-	134,787	164,690
2019	-	-	110,401	708	111,109
Thereafter	-	-	-	356,303	356,303
	98,966	29,903	148,599	556,164	833,632

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of March 31, 2015, our properties were 68% leased. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area. Positive or negative changes in economic or other conditions in this area, or areas in our prospective proprieties, including employment and wage rates, natural disasters and other factors, may impact our overall performance.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs.  Some of our leases require tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. As a public company, we estimate our annual general and administrative expenses will increase due to increased insurance, accounting and other expenses related to SEC reporting and other compliance matters compared to our historic operations prior to operating as a public real estate holding company.   Legal fees incurred in 2014 were significant due to the Company’s acquisition activities.  We expect legal fees to continue to be primarily associated with such activities and business matters customary to a public real estate company.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the three months ended March 31, 2015.

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 65.2% of the common units of the Operating Partnership as of March 31, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Significant Events and Transactions during the three months ended March 31, 2015

Summarized below are the Company’s significant transactions and events during the three months ended March 31, 2015.

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

On January 23, 2015, Talon OP entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire a building and certain other assets located at 5799 Broadmoor Street, Mission, Kansas for a purchase price of $11,580,000.  The property consists of a building of approximately 115,811 rentable square feet located in Mission, Kansas.  The acquisition is expected to close subject to the satisfaction of customary closing conditions and obtaining financing.

On February 10, 2015, the Company entered into a promissory note with US Income Partners, LLC, known as USIP, to borrow up to $2,000,000 in aggregate principal with an interest rate of 16% and a maturity date of March 1, 2016.  The note requires monthly payments of interest only.  The loan is secured by a second mortgage on the property at 10301 Bren Road West, Minnetonka, MN held by Talon Bren Road, LLC, a wholly owned subsidiary of Talon OP.  The loan documents contain events of default that are customary for loans of this type.  The obligations of Talon OP under the loan are guaranteed by both the Company and an unrelated party. In consideration for providing the guaranty, the Company issued the third-party guarantor 460,000 shares of its common stock.  Proceeds from the USIP note were used to pay off the note referred to as Talon Bren Road, LLC Mortgage 2 in Note 5 which was secured by the same property.

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

Our strategy is to continue offering these tax-deferred solutions to real estate owners as part of diversifying our shareholder base creating liquidity and shareholder value.  We continue to believe office and industrial properties offer the best return on equity metrics as part of our investment strategy.   Retail will also be part of our overall portfolio with an average overall target portfolio contribution of nearly 20% over the long-term.

The middle corridor of the United States continues to offer higher cap rates compared to the west and east coasts and we will continue to explore additional investment options within this region to continue our mission to provide return on equity targets of 8-15% per asset or portfolio.

Results of Operations

Our revenues and expenses have changed significantly compared to the same period in the previous year due to recent acquisitions of the property at Bren Road in Minnetonka, Minnesota on May 29, 2014 and the property at 180 5th Street East in St. Paul, Minnesota on July 2, 2014.  These two properties have generated over $2.6 million in revenues for the three months ended March 31, 2015.  These two properties had total operating expenses of approximately $1.7 million for the three months ended March 31, 2015.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of acquisitions.

Three months ended March 31, 2015 compared to three months ended March 31, 2014

Revenues and Expenses

Rental revenues increased $1,747,810 to $1,850,014 for the three months ended March 31, 2015, compared to $102,204 for the same period of the prior year, and tenant reimbursements increased $750,845 to $782,331 compared to $31,486 for the same period of the prior year.  The net increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014.

General and administrative expenses decreased $54,341 or -42%, to $74,512 for the three months ended March 31, 2015 compared to $128,853 for the same period of the prior year.  The decrease is primarily due to reduction in D&O insurance expense, offset by increases in other general and administrative expense due to the growth of the Company.

Salary and compensation expenses decreased $379,388, or -64%, to $215,077 for the three months ended March 31, 2015 compared to $594,465 for the same period of the prior year. The decrease in expense in 2015 was attributable to the immediate vesting of non-cash stock compensation of approximately $456,000 in 2014, offset by an increased number of employees in 2015.

Professional fees increased $116,522 or 203%, to $173,937 for the three months ended March 31, 2015 compared to $57,415 the same period of the prior year. The increase is due to the increase in legal, accounting and consulting fees associated with the acquisitions and growth of the Company.

Property operating expenses, real estate taxes and insurance increased $1,729,216 to $1,784,521 for the three months ended March 31, 2015 compared to $55,305 for the same period of the prior year. The increase in these expenses is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Depreciation and amortization expense increased by $1,237,054 to $1,292,956, for the three months ended March 31, 2015 compared to $55,902 for the same period of the prior year. The increase is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Interest expense increased by $942,190 to $1,021,898 for the three months ended March 31, 2015 compared to $79,708 for the same period of the prior year. The increase is primarily attributable to the impact of financing the two acquisitions made in May and July 2014.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three Months Ended March 31,
In thousands $ (except per share)	2015			2014
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(1,155)	16,390	$(0.07)	$(807)	15,719	$(0.05)

Adjustments:
Non-controlling interest Operating Partnership	(625)	9,200		-	-
Consolidated depreciation and amortization:	1,293			56
adjust for non-real estate depreciation	(2)			(2)
adjust for amortization of above and below-market rents	64			-
adjust for noncontrolling real estate owned depreciation	(30)			(29)
Net adjustments	700			25
Funds from operations applicable to common shares	$(455)	25,590	$(0.02)	$(782)	15,719	$(0.05)

	Three Months Ended March 31,
	2015			2014
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(455)	25,590	$(0.02)	$(782)	15,719	$(0.05)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	100			(5)
Non-real estate depreciation	2			2
Amortization of deferred financing costs	224			3
Non-cash stock compensation charges	54			456
AFFO available to common shares	$(75)	25,590	$0.00	$(326)	15,719	$(0.02)

(1) Noncontrolling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through March 31, 2015.

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

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties including the payoff of debts maturing in the near future. The Company requires additional financing to pay off an unsecured note with a principal balance of $500,000 plus accrued interest due June 30, 2015, and a related-party loan of $500,000 plus accrued interest due June 30, 2015.  The Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives in the amount of $8.2 million,  The company also plans to spend approximately $1.5 – $4 million to complete capital improvements on our buildings which the Company expects to finance through issuance of debt and/or equity.  The Company and Talon OP are also guarantors of a mortgage entered into by Talon First Trust, LLC in connection with the acquisition of the building located at 180 5th Street East in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring both the Company and Talon OP to maintain a certain net worth and amount of cash and marketable securities throughout the term of the loan.  Complying with the terms of the financial covenant may create additional needs for liquidity and require us to raise additional capital.  The Company is currently attempting to refinance this mortgage to fund its obligation to perform on lease incentives and will attempt to obtain financing with more traditional covenants; however, there is no guarantee that the Company will be able to refinance the mortgage with more favorable terms, if at all.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.  On January 23, 2015, Talon OP entered into a purchase agreement to acquire a building and certain other assets located at in Mission, Kansas for a purchase price of $11,580,000 which will require financing to complete the transaction.  The purchase agreement expired on March 25, 2015; however, the Company and seller are still actively negotiating to complete the transaction.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.   As of March 31, 2015, we had unrestricted cash of $352,000 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties and to pursue our strategy of near-term growth through acquisition of properties, including:

•

interest expense and scheduled principal payments on outstanding indebtedness,

•

general and administrative expenses,

•

professional fees,

•

salaries and compensation,

•

lease incentive costs, and

•

anticipated and unanticipated capital expenditures.

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

The following table summarizes the Company’s notes payable as of March 31, 2015 and December 31, 2014:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	March 31, 2015	December 31, 2014
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,313,745	11,378,013
Talon Bren Road, LLC Mortgage 2	Secured fixed rate interest only	February 11, 2016	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	130,907	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
Talon OP, L.P. – Promissory Note	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	250,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,102,732	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,871	295,304
Related party promissory notes	Unsecured interest only	June 30, 2015	14.00%	500,000	500,000
				$51,067,255	$49,787,723

Off Balance Sheet Arrangements

At March 31, 2015, we did not have any off-balance sheet arrangements.

Inflation

As of March 31, 2015, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the three months ended March 31, 2015, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of March 31, 2015, all but one of our outstanding loans had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month libor plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.50% until maturity on July 5, 2016.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Current Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on March 31, 2015.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On February 10, 2015 Talon Real Estate Holding Corp. issued an aggregate of 460,000 shares of its common stock in an unregistered transaction to an unrelated party. It did so in reliance upon the exemption contained in Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering, and Rule 506 promulgated thereunder, in view of the absence of a general solicitation, the limited number of offerees and purchasers, and the representations and agreements of such unrelated party in a subscription agreement.

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

Dated: May 15, 2015	TALON REAL ESTATE HOLDING CORP.

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
10.1

Agreement of Purchase and Sale between Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC and Talon OP, L.P., dated January 23, 2015 (Incorporated by reference to the exhibit of the same number in our Form 8-K dated January 23, 2015, filed on January 29, 2015 (File No. 000-53917))

10.2

Promissory Note executed by Talon OP, LP in favor of US Income Partners, LLC, dated February 10, 2015 (Incorporated by reference to the exhibit 10.1 in our Form 8-K dated February 10, 2015, filed on February 13, 2015 (File No. 000-53917))

10.3

Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing Statement executed by Talon Bren Road, LLC in favor of US Income Partners, LLC, dated February 10, 2015 (Incorporated by reference to the exhibit 10.2 in our Form 8-K dated February 10, 2015, filed on February 13, 2015 (File No. 000-53917))

10.4

Guaranty Agreement executed by Talon Real Estate Holding Corp. in favor of US Income Partners, LLC, effective as of February 10, 2015 (Incorporated by reference to the exhibit 10.3 in our Form 8-K dated February 10, 2015, filed on February 13, 2015 (File No. 000-53917))

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