Form 10-Q
period 2015-06-30
TALON REAL ESTATE HOLDING CORP.
filed 2015-08-14
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at August 14, 2015 was 17,057,680 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three and six months ended June 30, 2015 and 2014

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Land	$7,950,000	$7,950,000
Land improvements	215,000	165,000
Building & improvements	51,288,179	42,578,545
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	59,482,043	50,722,409
Less: accumulated depreciation	(4,451,006)	(3,184,632)
Net property & equipment	55,031,037	47,537,777

Cash	226,684	147,157
Rents and other receivables, net	863,538	471,490
Prepaid expenses and other assets	181,398	77,847
Restricted escrows & reserves	2,055,487	1,893,652
Deferred financing and leasing costs, net	4,375,254	2,219,251
Intangible assets, net	9,140,296	10,422,224
TOTAL ASSETS	$71,873,694	$62,769,398

LIABILITIES
Notes payable	$50,981,531	$49,287,723
Notes payable - related party	500,000	500,000
Accounts payable	4,190,735	1,947,481
Tenant improvement allowance	7,760,995	-
Accrued expenses and other liabilities	1,030,879	1,226,786
Tenant security deposits	159,901	176,720
Deferred rent revenue	343,098	186,701
Prepaid rent	222,625	195,163
Accrued interest	355,140	278,457
Below-market leases, net	368,336	438,041
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	68,913,240	57,237,072

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both June 30, 2015 and December 31, 2014	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,057,680 issued and outstanding as of June 30, 2015 and 16,743,522 as of December 31, 2014	17,057	16,743
Additional paid in capital	1,773,812	1,101,726
Accumulated loss	(6,810,051)	(4,739,689)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(5,019,182)	(3,621,220)
Noncontrolling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of June 30, 2015 and December 31, 2014	9,408,751	10,526,904
Noncontrolling interests – consolidated real estate entities	(1,429,115)	(1,373,358)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	2,960,454	5,532,326
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$71,873,694	$62,769,398

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2015 and 2014

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Rent	$1,926,521	$228,615	$3,776,535	$330,818
Tenant reimbursement	1,108,538	124,312	1,890,869	155,799
Other income	172,978	320	291,614	1,330
Total Revenue	3,208,037	353,247	5,959,018	487,947

EXPENSES
General & administrative	243,694	75,376	323,631	141,558
Salary and compensation	187,485	179,144	402,562	773,609
Professional	224,644	76,502	398,581	131,113
Property operating expenses	1,217,100	56,344	2,558,727	140,228
Real estate taxes & insurance	372,026	69,852	809,495	106,748
Depreciation and amortization	1,220,208	115,071	2,513,164	170,973
Total Expenses	3,465,157	572,289	7,006,160	1,464,229
Operating Loss	(257,120)	(219,042)	(1,047,142)	(976,282)

Interest expense	(1,175,232)	(134,452)	(2,197,130)	(214,160)

NET LOSS	(1,432,352)	(353,494)	(3,244,272)	(1,190,442)

Net loss attributable to noncontrolling interest - Operating Partnership	(492,877)	(30,461)	(1,118,153)	(30,461)
Net loss attributable to noncontrolling interests - consolidated real estate entities	(23,730)	(35,964)	(55,757)	(98,124)
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(915,745)	$(287,069)	$(2,070,362)	$(1,061,857)

Loss per common share basic and diluted	$(0.05)	$(0.02)	$(0.13)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2015 and 2014

(unaudited)

	Six months ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,244,272)	$(1,190,442)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	2,631,703	170,973
Amortization of deferred financing	549,754	10.601
Stock-based compensation expense	97,400	505,863
Provision for doubtful accounts	9,131	-
Changes in operating assets and liabilities:
Rents and other receivables	(401,179)	(19,640)
Deferred rent receivable	-	(8,188)
Prepaid expenses and other assets	216,449	106,676
Deferred financing and leasing costs	(235,463)	-
Accounts payable	(297,071)	221,027
Accrued expenses and other liabilities	(195,907)	286,320
Tenant security deposits	(16,819)	9,095
Deferred rent revenue	156,397	-
Prepaid rent	27,462	(239,527)
Accrued interest	76,683	56,821
Net cash flows from operating activities	(625,732)	(90,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition or improvements of real estate assets	(506,714)	-
Deposits made for future acquisitions	(320,000)	(75,000)
Deposits to restricted escrows and reserves	(1,588,894)	(456,219)
Payments from restricted escrows and reserves	1,427,059	58,700
Cash received upon settlement of acquisition	-	58,472
Net cash flows from investing activities	(988,549)	(414,047)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,000,000	370,000
Principal payments on notes payable	(1,306,192)	(33,874)
Proceeds of related party note	-	100,000
Common stock issuance costs	-	(4,969)
Net cash flows from financing activities	1,693,808	431,157

Net Change in Cash	79,527	(73,311)

CASH - BEGINNING OF PERIOD	147,157	83,522
CASH - END OF PERIOD	$226,684	$10,211

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets acquired through the issuance of operating partnership units and assumption of debt	$-	$(18,131,250)
Purchase of land improvements included in accounts payable	(50,000)	-
Purchases of building improvements included in accounts or tenant improvement allowance payable	(8,202,920)	-
Leasing and financing fees included in accounts payable	(2,048,400)	168,084
Issuance of common stock included in financing costs	(575,000)	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and Operating Partnership preferred units	$1,570,693	$146,738

See accompanying notes to condensed consolidated financial statements

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

Talon Real Estate Holding Corp, as the general partner of Talon OP, has management responsibility for all the activities of the Operating Partnership. TREHC owned approximately 65.0% and 64.5% of the Operating Partnership as of June 30, 2015 and December 31, 2014, respectively.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, 100% of Talon First Trust, LLC as of June 30, 2015.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate.

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

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of June 30, 2015 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2015 and our condensed consolidated statements of operations, and our condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, as applicable. These adjustments are of a normal recurring nature.

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial and government use.  The property totals 656,875 net rentable square feet.  As of June 30, 2015, the Company had tenants occupying approximately 63% of the rentable space.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building.

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 net rentable square feet.  As of June 30, 2015, the Company had tenants occupying approximately 90% of the rentable space.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of June 30, 2015, the Company had tenants occupying approximately 78% of the rentable space.

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

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Principles of Consolidation

We evaluate the need to consolidate affiliates based on standards set forth in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810, Consolidation.  In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions, contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity for which we are the primary beneficiary.  The accompanying condensed consolidated financial statements include the accounts of Talon Real Estate Holding Corp. (“TREHC”) and Talon OP, our Operating Partnership, and all subsidiaries in which it maintains a controlling interest.  Talon OP also consolidates 5130 LLC, an entity in which it has a 49% ownership interest, based on its ability to control the operating and financial decisions of 5130 LLC.  All significant intercompany balances have been eliminated in consolidation.

Cash

The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,055,487 and $1,893,652 as of June 30, 2015 and December 31, 2014, respectively.

Rents Receivable

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $19,915 and $10,784 as of June 30, 2015 and December 31, 2014, respectively.

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

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term.  For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables.  If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for deferred leasing costs and tenant allowances of $318,330 and $659,715 for the three and six months ended June 30, 2015, respectively, and $8,213 and $16,426 for the three and six months ended June 30, 2014.  The Company had accumulated amortization for deferred leasing costs and tenant allowances of $1,480,722 and $821,007 as of June 30, 2015 and December 31, 2014, respectively.  As of June 30, 2015, the Company had deferred leasing costs and tenant allowances recorded as building improvements of $10,085,353 that did not have amortization expense in the three months and six months ended June 30, 2015 due to lease terms that have not commenced as of that date.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term and are included in interest expense. The Company had amortization expense of $325,531 and $549,754 for the three and six months ended June 30, 2015, respectively, and $7,225 and $10,600 for the three and six months ended June 30, 2014.  The Company had accumulated amortization of $851,834 and $302,080 as of June 30, 2015 and December 31, 2014, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

The Company finalized the purchase price fair value allocation of the First Trust acquisition during the six months ended June 30, 2015 and has recorded certain measurement period adjustments that have impacted the previously reported consolidated balance sheet (see note 13).

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

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $54,921 and $118,539 to rent revenue for above and below-market leases for the three and six months ended June 30, 2015, respectively, and none for both the three and six months ended June 30, 2014, respectively. Amortization of other intangibles is recorded in depreciation and amortization expense.

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

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements.

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

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three and six months ended June 30, 2015 or 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $43,493 and $97,400 of compensation expense for the three and six months ended June 30, 2015, respectively, and $49,740 and $505,863 for the three and six months ended June 30, 2014, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the six months ended June 30, 2015.  The value of the stock issued has been included as deferred financing costs in the consolidated balance sheet as of June 30, 2015.  Financing costs of $95,833 and $239,583 related to this stock issuance was amortized to interest expense for the three and six months ended June 30, 2015, respectively.  No stock was issued in exchange for goods or services of non-employees in the six months ended June 30, 2014.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of June 30, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - basic	16,680,067	15,966,006	16,517,244	15,802,951
Plus potentially dilutive common shares:
Unvested restricted stock	76,340	52,911	31,859	336,113
Contingent shares (note 8)	-	-	-	-
Weighted average common shares outstanding - diluted	16,756,407	16,018,917	16,549,103	16,139,064

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  The reclassifications had no impact on net loss or shareholders’ equity.

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from June 2015 to December 2027. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases, including leases entered into subsequent to June 30, 2015:

2015	$4,016,315
2016	7,546,831
2017	6,848,174
2018	6,697,221
2019	5,883,686
Thereafter	14,510,924
$45,503,151

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2015	December 31, 2014
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,251,631	11,378,013
Talon Bren Road, LLC Mortgage 2(1)	Secured fixed rate interest only	February 11, 2016	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	124,663	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,085,606	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,631	295,304
Talon OP, L.P. – Promissory Note – Related Party (2)	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	500,000
Talon OP, L.P. – Promissory Note 1 (3)	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	250,000
Talon OP, L.P. – Promissory Note 2 (4)	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	-
				$51,481,531	$49,787,723

(1)

This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property.

(2)

Related Party promissory note (see Note 6).

(3)

On January 12, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of June 30, 2015.  The Company extended the maturity date of the note to September 30, 2015.  The note will bear interest of 20% annually from July 1, 2015 through maturity.

(4)

On May 19, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of July 18, 2015.  In 2015, the Company extended the maturity date of the note to September 30, 2015.  The note will bear interest of 20% annually from July 19, 2015 through maturity.

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2015	$1,674,959
2016	2,368,422
2017	36,576,385
2018	324,614
2019	10,537,151
$51,481,531

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

The Company’s mortgage entered into by Talon First Trust, LLC in connection with the property at 180 5th Street East, St. Paul, Minnesota includes a financial covenant that requires the Company to maintain a net worth that equals or exceeds $30 million and cash and marketable securities equal to or greater than $3 million after August 31, 2015 and throughout the remaining term of the loan, but allows the Company 30 days following any failure in which to satisfy this financial covenant or provide an individual or entity acceptable to lender as another guarantor on the loan and of the environmental indemnity obligations. Failure to satisfy the covenant would constitute an event of default under the terms of the loan.  The Company does not expect to satisfy these Covenants without incurring additional debt and/or equity and is in the process of pursuing refinancing alternatives.  The Company (as well as its subsidiary, Talon OP, L.P.) is a guarantor of the loan entered into by Talon First Trust, LLC and an indemnitor of Talon First Trust, LLC’s environmental obligations in connection with the property at 180 5th Street East, St. Paul, Minnesota.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with one of its directors. The note bore interest at 14% annually and had an original maturity date of February 8, 2015.  Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party.  In 2015, the Company extended the maturity date of the note to June 30, 2015, and subsequently extended to September 30, 2015.  The note will bear interest of 20% annually from July 1, 2015 through maturity.  Accrued interest on the note was $61,945 and $27,233 as of June 30, 2105 and December 31, 2014, respectively.  The Company did not pay any interest on the note for the six months ended June 30, 2015 and 2014, respectively.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 30% of the Company’s total rentable space as of June 30, 2015 with base rent representing 60% and 61% of total base rent revenues for the three and six months ended June 30, 2015, respectively.  For the same period in 2014, two tenants rented approximately 27% of the space, with base rent representing 32% and 43% of the total base rent revenues for the three and six months ended June 30, 2014, respectively.  The largest tenant currently rents approximately 11.4% of the Company’s rentable space. The Company had four parties who accounted for 74% of the total rent and other receivables balance as of June 30, 2015.  The Company had one tenant who accounted for 72% of the total rent and other receivables balance as of December 31, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 60 months. The lease is subject to periodic adjustments for operating expenses. The future minimum rental payments for this lease are as follows:

Years ending December 31,
2015	$39,252
2016	79,809
2017	82,203
2018	84,664
2019	89,187
Thereafter	45,876
$420,991

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company may deliver a “NOI Payment Notice” to Bren Road, LLC if it determines in its reasonable discretion that there will be a NOI Deficit related to any deficit quarter.  The Company recognized $63,600 and $150,972 of income under this agreement for the three and six months ended June 30, 2015, respectively.  No income was recognized under this agreement for the three and six months ended June 30, 2014.

The Company entered into a consulting agreement dated May 29, 2014 with Gerald Trooien (“Consultant”).  This agreement provides for consulting services to Talon Bren Road, LLC for $43,750 per month payable beginning August 15, 2014 and continuing for 59 months thereafter.  The agreement will terminate upon the occurrence of any of the following:

a.

redemption or conversion of all limited partnership units held by Bren Road, LLC,

b.

sale by Bren Road of any of its partnership units in Talon OP, L.P.,

c.

payment to Bren Road of any dividends in respect to Bren Road’s interest in Talon, and

d.

the Company qualifies as a real estate investment trust (REIT).

The Company incurred $131,250 and $262,500 of expenses for the three and six months ended June 30, 2015, respectively, and $0 for the three and six months ended June 30, 2014. The Company had amounts due of $0 and $43,750 as of June 30, 2015 and December 31, 2014, respectively.

The Company entered into a Property Management Agreement dated July 2, 2014 with Swervo Management Division, LLC (“Property Manager”). This agreement provides for management and other leasing duties for Talon First Trust, LLC for monthly payments of 7.5% of the monthly gross rental receipts at the property beginning July 2, 2014 and continuing for 59 months thereafter.  The agreement will terminate upon the occurrence of any of the following:

a.

the sale of property by the property owner,

b.

any non-monetary breach of any term or condition in the Property Management Agreement by either party not cured within 60 days of written notice of breach, and

c.

the date the principal and interest on the property note in aggregate principal amount of $33,000,000 by RCC Real Estate Inc, has been paid in full.

The Company incurred $156,501 and $284,404 of expenses for the three and six months ended June 30, 2015, respectively, and $0 for the three and six months ended June 30, 2014. The Company had amounts due of $179,460 and $54,633 as of June 30, 2015 and December 31, 2014, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

On January 23, 2015, Talon OP entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire a building and certain other assets located at 5799 Broadmoor Street, Mission, Kansas for a purchase price of $11,580,000.  The property consists of a building of approximately 115,811 rentable square feet.  The Company has terminated the contract with the seller and has expensed $145,000 of non-refundable deposits in the three months ended June 30, 2015.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $8.2 million.  As of June 30, 2015, the Company had recorded $7,834,068 to building improvements and accounts payable related to this commitment.

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

As of June 30, 2015, the Company had granted 775,458 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended June 30, 2015:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, March 31, 2015	544,493	$1.19
Granted	-	-
Vested	(39,992)	1.09
Forfeited or rescinded	(145,842)	1.25
Granted and not vested, June 30, 2015	358,659	$1.18

The following table sets forth a summary of restricted stock for the six months ended June 30, 2015:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2015	652,817	$1.08
Granted	-	-
Vested	(148,316)	.90
Forfeited or rescinded	(145,842)	1.25
Granted and not vested, June 30, 2015	358,659	$1.18

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 9 – RESTRICTED STOCK (continued)

Total unrecognized compensation expense related to the outstanding restricted stock as of June 30, 2015 was $422,303, which is expected to be recognized over a weighted average period of 17 months.  The Company recognized $43,492 and $97,400 of stock-based compensation expense for the three and six months ended June 30, 2015, respectively, and $49,740 and $505,863 for the three and six months ended June 30, 2014, respectively, that is included in salary and compensation expense in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, December 31, 2014	691,567
Authorized increase in Plan shares	502,306
Granted	-
Forfeited or rescinded	145,842
Authorized but not granted or issued, June 30, 2015	1,339,715

NOTE 10 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(2,770,698)	(1,488,770)
Net carrying amount	$9,140,296	$10,422,224

	June 30, 2015	December 31, 2014
Identified intangible liabilities:
Below-market leases	507,746	507,746
Accumulated amortization	(139,410)	(69,705)
Net carrying amount	$368,336	$438,041

The effect of amortization of acquired intangible assets and liabilities was $575,528 and $1,212,223 for the three and six months ended June 30, 2015, respectively. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $89,774 and $188,244 for the three and six months ended June 30, 2015, respectively.  Amortization of below-market leases as an addition to rent revenue was $34,852 and $69,705 for the three and six months ended June 30, 2015, respectively.  Amortization of in-place leases was $520,607 and $1,093,684 for the three and six months ended June 30, 2015, respectively. The effect of amortization of intangible assets was $17,688 for both the three and six months ended June 30, 2014.   In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 10 – INTANGIBLE ASSETS AND LIABILITIES (continued)

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2015	$1,195,101	$69,706
2016	2,323,171	127,154
2017	2,288,309	119,285
2018	1,695,727	42,225
2019	1,215,964	5,436
Thereafter	422,024	4,530
	$9,140,296	$368,336

NOTE 11 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of June 30, 2015.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

NOTE 12 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There were no accumulated, undeclared preferred payments outstanding as of June 30, 2015.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of June 30, 2015.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized $1,362,659 in revenue and $768,649 in net income before interest, depreciation and amortization expense from this property for the six months ended June 30, 2015.  The Company recognized $214,286 in revenue and $120,512 in net income before interest, depreciation and amortization expense for this property for the same period in 2014.

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

On July 2, 2014, Talon OP, L.P. (“Talon OP”) entered into a contribution agreement with various parties and acquired the First Trust Center building and certain other assets located at 180 5th Street East, St. Paul, MN through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for this property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.  The Company recognized $4,324,793 in revenue and $1,678,416 in net income before interest, depreciation and amortization expense from this property for the six months ended June 30, 2015.

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

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

As noted in our 2014 Annual Report, the preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that were subject to change as the Company obtained additional information during the measurement period.  During the six months ended June 30, 2015, the company obtained the additional information necessary to support a final allocation of the total cost of the acquisition, and accordingly, recorded certain measurement period adjustments that have impacted the previously reported 2014 consolidated balance sheet.  The net impact of these measurement period adjustments on previously reported selected consolidated balance sheet line items are as follows:

	As originally reported December 31, 2014	Adjustments	As adjusted December 31, 2014
Assets
Land	$8,397,000	$(447,000)	$7,950,000
Building & improvements	41,113,139	1,465,406	42,578,545
Accumulated depreciation	(2,718,096)	(466,536)	(3,184,632)
Deferred financing and leasing costs, net	1,227,558	991,693	2,219,251
Intangible assets, net	11,614,284	(1,192,060)	10,422,224

Liabilities
Accrued expenses and other liabilities	422,425	804,361	1,226,786
Below-market leases, net	309,787	128,254	438,041

Shareholders' Equity
Accumulated Loss	(4,364,853)	(374,836)	(4,739,689)
Noncontrolling interests - Operating Partnership	10,733,180	(206,276)	10,526,904

The net impact of these adjustments to the previously reported 2014 consolidated balance sheet was an increase in assets of $351,503, an increase in liabilities of $932,615, and a decrease in shareholders’ equity of $581,112.  Because accounting principles generally accepted in the United States require that comparative information for prior periods be revised for measurement period adjustments, the Company’s previously reported net loss for the year ended December 31, 2014 of $2,398,029, or $(0.15) per share will be revised to report net loss of $2,772,865, or $(0.17) per share.  No adjustments for the three or six months ended June 30, 2014 were necessary related to the final allocation of purchase price.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$3,208,037	$2,947,942	$5,959,018	$5,896,372

Net income (loss) (1)	$(1,432,352)	$(1,416,972)	$(3,244,273)	$(3,321,828)
Net income (loss) attributable to Talon Real Estate Holding Corp.	$(915,745)	$(890,336)	$(2,070,363)	$(2,060,269)

Income (Loss) per share basic and diluted	$(0.05)	$(0.06)	$(0.13)	$(0.13)
Basic and diluted weighted average shares outstanding	16,680,067	15,966,006	16,517,244	15,802,951

(1)  Net income (loss) includes the effects of depreciation and amortization expense of $1,600,660 and $3,181,457 for the three and six months ended June 30, 2015, respectively, and $1,514,620 and $3,019,623 for the three and six months ended June 30, 2014, respectively, based on preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities in connection with the acquisitions.

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

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of June 30, 2015, we had unrestricted cash of $226,684 and current liabilities including accounts payable, accrued expenses, and payments due on borrowings substantially in excess of the available cash.  During the three months ended June 30, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for tenant allowances of which approximately $7.8 million was included as building improvements as of June 30, 2015.  The company also plans to spend approximately $5 million to complete immediate capital improvements on our buildings including tenant space and general building improvements, roof repair, and elevator modernization, and for leasing costs.  The Company expects to finance these tenant allowances and capital improvements through issuance of debt and/or equity. We will require additional capital and/or increased cash flow from future operations to fund our ongoing business.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and six months ended June 30, 2015 and 2014 (unaudited)

NOTE 15 – GOING CONCERN (continued)

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

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 78%.  We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

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

The following table sets forth information regarding our 5 largest tenants as of June 30, 2015.

Property Location(1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the six months ended June 30, 2015	Percentage of Company’s Total Base Rent for the six months ended June 30, 2015
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	112,950	11%	$881,793	23%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	83,130	8%	$775,727	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$639,488	17%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	4/30/2018	59,500	6%	$96,738	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2016	29,903	3%	$54,355	1%

(1)

The two properties located in Maple Plain, MN lease approximately 13% of the Company’s rentable space and account for approximately 5% of the Company’s total base rent revenues for the six months ended June 30, 2015. The property located in Minnetonka, MN leases approximately 15% of the Company’s rentable space and accounts for approximately 19% of the Company’s total base rent revenues for the six months ended June 30, 2015.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 58% of the Company’s rentable space and accounts for approximately 77% of the Company’s total base rent revenues for the six months ended June 30, 2015.

The future square feet expiring for all current leases, including leases entered into subsequent to June 30, 2015:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN	Total

2015	44,466	-	-	54,850	99,316
2016	59,500	-	38,198	2,976	100,674
2017	-	-	-	22,911	22,911
2018	-	29,903	-	134,787	164,690
2019	-	-	110,401	708	111,109
Thereafter	-	-	-	356,303	356,303
	103,966	29,903	148,599	572,535	855,003

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of June 30, 2015, our properties were 86% leased. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area. Positive or negative changes in economic or other conditions in this area, or areas in our prospective properties, including employment and wage rates, natural disasters and other factors, may impact our overall performance.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs.  Some of our leases require tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. As a public company, we estimate our annual general and administrative expenses will increase due to increased insurance, accounting and other expenses related to SEC reporting and other compliance matters compared to our historic operations prior to operating as a public real estate holding company.   Legal fees incurred in 2015 and 2014 were significant due to the Company’s acquisition activities.  We expect legal fees to continue to be primarily associated with such activities and business matters customary to a public real estate company.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the six months ended June 30, 2015.

Investments in Real Estate and Fixed Assets

Investments in real estate and fixed assets are carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, and construction and tenant allowances and improvements. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. We allocate the cost of an acquisition, including the assumption of liabilities, to the acquired tangible asset and liabilities and identifiable intangible assets and liabilities based on their relative fair values. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market economic conditions.

We allocate the cost of an acquisition, including the assumption of liabilities, to the acquired tangible assets (including land, buildings and personal property) determined by valuing the property as if it were vacant, and identifiable intangibles based on their relative fair values.  Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities acquired which are subject to adjustment as additional information is obtained up to one year after the date of acquisition.

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of June 30, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Significant Events and Transactions during the six months ended June 30, 2015

Summarized below are the Company’s significant transactions and events during the three and six months ended June 30, 2015.

On January 12, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of June 30, 2015.  Proceeds from this note paid off an additional note entered into on October 7, 2014 for $250,000, with the same party.  In 2015, the Company extended the maturity date of the note to September 30, 2015.  The note will bear interest of 20% annually from July 1, 2015 through maturity.

On February 10, 2015, the Company entered into a promissory note with US Income Partners, LLC, known as USIP, to borrow up to $2,000,000 in aggregate principal with an interest rate of 16% and a maturity date of February 11, 2016.  The note requires monthly payments of interest only.  The loan is secured by a second mortgage on the property at 10301 Bren Road West, Minnetonka, MN held by Talon Bren Road, LLC, a wholly owned subsidiary of Talon OP.  The loan documents contain events of default that are customary for loans of this type.  The obligations of Talon OP under the loan are guaranteed by both the Company and an unrelated party. In consideration for providing the guaranty, the Company issued the third-party guarantor 460,000 shares of its common stock.  Proceeds from the USIP note were used to pay off the note referred to as Talon Bren Road, LLC Mortgage 2 in Note 5 which was secured by the same property.

On May 19, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of July 18, 2015.  In 2015, the Company extended the maturity date of the note to September 30, 2015.  The note will bear interest of 20% annually from July 19, 2015 through maturity.

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

Results of Operations

Our revenues and expenses have changed significantly compared to the same period in the previous year due to recent acquisitions of the property at Bren Road in Minnetonka, Minnesota on May 29, 2014 and the property at 180 5th Street East in St. Paul, Minnesota on July 2, 2014.  These two properties have generated approximately $5.7 million in revenues for the six months ended June 30, 2015.  These two properties had total operating expenses of approximately $3.2 million for the six months ended June 30, 2015.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of potential acquisitions.

Three months ended June 30, 2015 compared to three months ended June 30, 2014

Revenues and Expenses

Rental revenues increased $1,697,906, or 743%, to $1,926,521 for the three months ended June 30, 2015, compared to $228,615 for the same period of the prior year, and tenant reimbursements increased $984,226 to $1,108,538 compared to $124,312 for the same period of the prior year.  The net increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014.  The three months ended June 30, 2015 were additionally bolstered by the 2014 operating expense and real estate tax shortfall recovery being recorded in this period which represents approximately 11% of the increase from the same period of the prior year.

General and administrative expenses increased $168,318, or 223%, to $243,694 for the three months ended June 30, 2015 compared to $75,376 for the same period of the prior year.  The increase is primarily due to an increase in due diligence costs for potential deals and other general and administrative expense due to the growth of the Company, slightly offset by a decrease in D&O insurance expense.

Salary and compensation expenses increased $8,341, or 5%, to $187,485 for the three months ended June 30, 2015 compared to $179,144 for the same period of the prior year. The increase in expense in 2015 was attributable to the net increase in the number of employees in 2015.

Professional fees increased $148,142, or 194%, to $224,644 for the three months ended June 30, 2015 compared to $76,502 the same period of the prior year. The increase is due to the increase in legal, accounting and consulting fees associated with the acquisitions and growth of the Company.

Property operating expenses, real estate taxes and insurance increased $1,462,930, or 1,159%, to $1,589,126 for the three months ended June 30, 2015 compared to $126,196 for the same period of the prior year. The increase in these expenses is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Depreciation and amortization expense increased by $1,105,137, or 960%, to $1,220,208 for the three months ended June 30, 2015 compared to $115,071 for the same period of the prior year. The increase is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Interest expense increased by $1,040,780, or 774% to $1,175,232 for the three months ended June 30, 2015 compared to $134,452 for the same period of the prior year. The increase is primarily attributable to the impact of financing the two acquisitions made in May and July 2014.

Six months ended June 30, 2015 compared to six months ended June 30, 2014

Revenues and Expenses

Rental revenues increased $3,445,717, or 1042%, to $3,776,535 for the six months ended June 30, 2015, compared to $330,818 for the same period of the prior year, and tenant reimbursements increased $1,735,070 to $1,890,869 compared to $155,799 for the same period of the prior year.  The net increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014 and additionally bolstered by the 2014 operating expense and real estate tax shortfall being recorded in six months ended June 30, 2015.

General and administrative expenses increased $182,073, or 129%, to $323,631 for the six months ended June 30, 2015 compared to $141,558 for the same period of the prior year.  The increase is primarily due to an increase in due diligence for potential deals and other general and administrative expense due to the growth of the Company, slightly offset by a decrease in D&O insurance expense.

Salary and compensation expenses decreased $371,047, or -48%, to $402,562 for the six months ended June 30, 2015 compared to $773,609 for the same period of the prior year. The decrease in expense in 2015 was attributable to the immediate vesting of non-cash stock compensation of approximately $456,000 in 2014, offset by a net increase in the number of employees in 2015.

Professional fees increased $267,468, or 204%, to $398,581 for the six months ended June 30, 2015 compared to $131,113 the same period of the prior year. The increase is due to the increase in legal, accounting and consulting fees associated with the acquisitions and growth of the Company.

Property operating expenses, real estate taxes and insurance increased $3,121,247, or 1,264%, to $3,368,223 for the six months ended June 30, 2015 compared to $246,976 for the same period of the prior year. The increase in these expenses is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Depreciation and amortization expense increased by $2,342,191, or 1370%, to $2,513,164, for the six months ended June 30, 2015 compared to $170,973 for the same period of the prior year. The increase is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Interest expense increased by $1,982,970 to $2,197,130 for the six months ended June 30, 2015 compared to $214,160 for the same period of the prior year. The increase is primarily attributable to the impact of financing the two acquisitions made in May and July 2014.

Funds from Operations and Non-GAAP Reconciliation

The National Association of Real Estate Investment Trusts, or NAREIT, defines funds from operations, or FFO, as net income (loss) available to common shareholders and operating partnership unit holders computed in accordance with GAAP, excluding gains or losses from sales of operating real estate assets and extraordinary items, plus depreciation and amortization of operating properties, and after adjustments for unconsolidated partnerships and joint ventures. We intend to calculate FFO in a manner consistent with the NAREIT definition.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three Months Ended June 30,
In thousands $ (except per share)	2015			2014
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(916)	16,680	$(0.05)	$(287)	15,966	$(0.02)

Adjustments:
Non-controlling interest Operating Partnership	(493)	9,200		(30)	5,200
Consolidated depreciation and amortization:	1,220	-	-	115	-	-
adjust for non-real estate depreciation	(2)	-	-	(2)	-	-
adjust for amortization of above and below-market rents	55	-	-	-	-	-
adjust for noncontrolling real estate owned depreciation	(31)	-	-	(27)	-	-
Net adjustments	749			56
Funds from operations applicable to common shares	$(167)	25,880	$(0.01)	$(231)	21,166	$(0.01)

	Three Months Ended June 30,
	2015			2014
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(167)	25,880	$(0.01)	$(231)	21,166	$(0.01)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	57	-	-	(4)	-	-
Non-real estate depreciation	2	-	-	2	-	-
Amortization of deferred financing costs net of noncontrolling real estate	326	-	-	6	-	-
Non-cash stock compensation charges	43	-	-	50	-	-
AFFO available to common shares	$261	25,880	$0.01	$(177)	21,166	$(0.01)

	Six Months Ended June 30,
In thousands $ (except per share)	2015			2014
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(2,070)	16,517	$(0.13)	$(1,062)	15,803	$(0.07)

Adjustments:
Non-controlling interest Operating Partnership	(1,118)	9,200		(30)	1,486
Consolidated depreciation and amortization:	2,513	-	-	171	-	-
adjust for non-real estate depreciation	(5)	-	-	(5)	-	-
adjust for amortization of above and below-market rents	119	-	-	-	-	-
adjust for noncontrolling real estate owned depreciation	(62)	-	-	(55)	-	-
Net adjustments	1,447			81
Funds from operations applicable to common shares	$(623)	25,717	$(0.02)	$(981)	17,289	$(0.06)

	Six Months Ended June 30,
	2015			2014
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(623)	25,717	$(0.02)	$(981)	17,289	$(0.06)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	157	-	-	(8)	-	-
Non-real estate depreciation	5	-	-	5	-	-
Amortization of deferred financing costs net of noncontrolling real estate	550	-	-	8	-	-
Non-cash stock compensation charges	97	-	-	506	-	-

AFFO available to common shares	$186	25,717	$0.01	$(470)	17,289	$(0.03)

(1) Noncontrolling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related to our formation activities, becoming a public corporation, and preparation for our acquisition strategy creating a cash shortfall from operations in 2013 and continuing through June 30, 2015.

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

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties including the payoff of debts maturing in the near future. The Company requires additional financing to pay off unsecured notes with a total principal balance of $1,000,000 plus accrued interest due September 30, 2015, and a related-party loan of $500,000 plus accrued interest due September 30, 2015.  During the three months ended June 30, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for tenant allowances of which approximately $7.8 million was included as building improvements as of June 30, 2015.  The company also plans to spend approximately $5 million to complete immediate capital improvements on our buildings including tenant space and general building improvements, roof repair, and elevator modernization, and for leasing costs.  The Company expects to finance these tenant allowances and capital improvements through issuance of debt and/or equity.  The Company and Talon OP are also guarantors of a mortgage entered into by Talon First Trust, LLC in connection with the acquisition of the building located at 180 5th Street East in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring both the Company and Talon OP to maintain a certain net worth and amount of cash and marketable securities throughout the term of the loan.  Complying with the terms of the financial covenant will create additional needs for liquidity and require us to raise additional capital.  The Company is currently attempting to refinance this mortgage to fund its obligation to perform on lease incentives and will attempt to obtain financing with more traditional covenants; however, there is no guarantee that the Company will be able to refinance the mortgage with more favorable terms, if at all.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as pay our general and administrative expenses for operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.   As of June 30, 2015, we had unrestricted cash of $226,684 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

The following table summarizes the Company’s notes payable as of June 30, 2015 and December 31, 2014:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2015	December 31, 2014
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,251,631	11,378,013
Talon Bren Road, LLC Mortgage 2(1)	Secured fixed rate interest only	February 11, 2016	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	124,663	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,085,606	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,631	295,304
Talon OP, L.P. – Promissory Note-Related Party (2)	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	500,000
Talon OP, L.P. – Promissory Note 1(3)	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	250,000
Talon OP, L.P. – Promissory Note 2(4)	Unsecured fixed rate interest only	June 30, 2015	14.00%	500,000	-
				$51,481,531	$49,287,723

(1)

This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property.

(2)

Related Party promissory note (see Note 6).

(3)

On January 12, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of June 30, 2015.  The Company extended the maturity date of the note to September 30, 2015.  The note will bear interest of 20% annually from July 1, 2015 through maturity.

(4)

On May 19, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of July 18, 2015.  In 2015, the Company extended the maturity date of the note to September 30, 2015.  The note will bear interest of 20% annually from July 19, 2015 through maturity.

Off Balance Sheet Arrangements

At June 30, 2015, we did not have any off-balance sheet arrangements.

Inflation

As of June 30, 2015, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the six months ended June 30, 2015, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of June 30, 2015, all but one of our outstanding loans had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month libor plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.50% until maturity on July 5, 2016.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Current Report on Form 10-K for the year ended December 31, 2014 as filed with the Securities and Exchange Commission on June 30, 2015.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.

Defaults Upon Senior Securities

Not Applicable.

Item 4.

Mine Safety Disclosures

Not Applicable.

Item 5.

Other Information

On January 23, 2015, Talon OP entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire a building and certain other assets located at 5799 Broadmoor Street, Mission, Kansas for a purchase price of $11,580,000.  On March 20, 2015, the contract with the seller was terminated upon non-payment of additional deposits.

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with one of its directors. The note bore interest at 14% annually and had an original maturity date of February 8, 2015.  In 2015, the Company extended the maturity date of the note to June 30, 2015, and subsequently extended to September 30, 2015 with an annual interest rate of 20% beginning July 1, 2015 through maturity.

Item 6.

Exhibits

The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the Exhibit Index immediately following the signatures to this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2015	TALON REAL ESTATE HOLDING CORP.

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