Form 10-Q
period 2015-09-30
TALON REAL ESTATE HOLDING CORP.
filed 2015-11-13
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2015

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at November 13, 2015 was 17,057,680 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three and nine months ended September 30, 2015 and 2014

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2015 and December 31, 2014

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Land and improvements	$8,165,000	$8,115,000
Building and improvements	52,652,322	42,578,545
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	60,846,186	50,722,409
Less: accumulated depreciation	(5,118,223)	(3,184,632)
Net property and equipment	55,727,963	47,537,777

Cash	156,893	147,157
Rents and other receivables, net	453,921	471,490
Prepaid expenses and other assets	105,390	77,847
Restricted escrows and reserves	2,470,405	1,893,652
Deferred financing costs, net	1,282,354	1,135,977
Deferred leasing costs, net	3,110,503	1,083,274
Intangible assets, net	8,542,745	10,422,224
TOTAL ASSETS	$71,850,174	$62,769,398

LIABILITIES
Notes payable	$50,894,652	$49,287,723
Notes payable - related party	500,000	500,000
Accounts payable	5,360,736	1,947,481
Tenant improvement allowance	7,760,995	-
Accrued expenses and other liabilities	1,746,826	1,226,786
Tenant security deposits	164,330	176,720
Deferred rent revenue	310,486	186,701
Prepaid rent	189,628	195,163
Accrued interest	428,943	278,457
Below-market leases, net	333,483	438,041
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	70,690,079	57,237,072

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both September 30, 2015 and December 31, 2014	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,057,680 issued and outstanding as of September 30, 2015 and 16,743,522 as of December 31, 2014	17,057	16,743
Additional paid in capital	1,812,097	1,101,726
Accumulated loss	(7,982,076)	(4,739,689)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(6,152,922)	(3,621,220)
Noncontrolling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of September 30, 2015 and December 31, 2014	8,776,550	10,526,904
Noncontrolling interests – consolidated real estate entities	(1,463,533)	(1,373,358)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	1,160,095	5,532,326
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$71,850,174	$62,769,398

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2015 and 2014

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Rent	$1,895,656	$1,810,327	$5,672,192	$2,141,146
Tenant reimbursement	908,373	961,547	2,799,242	1,117,346
Other income	36,185	110,016	327,799	111,346
Total Revenue	2,840,214	2,881,890	8,799,233	3,369,838

EXPENSES
General & administrative	110,783	53,555	434,414	195,147
Salary and compensation	177,434	179,740	579,996	953,349
Professional	177,387	72,833	575,968	203,946
Property operating expenses	1,344,288	1,190,453	3,903,016	1,330,649
Real estate taxes & insurance	400,167	425,545	1,209,662	532,293
Depreciation and amortization	1,261,182	1,339,884	3,774,346	1,510,857
Total Expenses	3,471,241	3,262,010	10,477,402	4,726,241
Operating Loss	(631,027)	(380,120)	(1,678,169)	(1,356,403)

Interest expense	(1,207,617)	(888,954)	(3,404,747)	(1,103,114)

NET LOSS	(1,838,644)	(1,269,074)	(5,082,916)	(2,459,517)

Net loss attributable to noncontrolling interest - Operating Partnership	632,201	440,521	1,750,354	470,982
Net loss attributable to noncontrolling interests - consolidated real estate entities	34,418	29,219	90,175	127,343
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(1,172,025)	$(799,334)	$(3,242,387)	$(1,861,192)

Loss per common share basic and diluted	$(0.07)	$(0.05)	$(0.20)	$(0.12)

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and 2014

(unaudited)

	Nine months ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,082,916)	$(2,459,517)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	3,945,500	1,585,361
Amortization of deferred financing costs	875,285	112,295
Stock-based compensation expense	135,685	555,604
Provision for doubtful accounts	78,298	-
Changes in operating assets and liabilities:
Rents and other receivables	(60,729)	(372,777)
Deferred rent receivable	-	35,824
Prepaid expenses and other assets	292,457	99,332
Deferred leasing costs	(76,686)	-
Accounts payable	100,983	1,069,862
Accrued expenses and other liabilities	268,040	623,387
Tenant security deposits	(12,390)	13,017
Deferred rent revenue	123,785	98,967
Prepaid rent	(5,535)	(789,985)
Accrued interest	150,486	228,332
Net cash flows from operating activities	732,263	799,702

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition or improvements of real estate assets	(1,007,853)	(17,000)
Deposits made for future acquisitions	(320,000)	(75,000)
Deposits to restricted escrows and reserves	(2,298,682)	(1,078,029)
Payments from restricted escrows and reserves	1,721,929	107,472
Cash received upon settlement of acquisition	-	58,472
Net cash flows from investing activities	(1,904,606)	(1,004,085)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,000,000	620,000
Principal payments on notes payable	(1,393,071)	(370,856)
Proceeds of related party notes	-	600,000
Principal payments on related party notes	-	(200,000)
Cash paid for financing costs	(424,850)	-
Operating partnership and common stock issuance costs	-	(4,969)
Net cash flows from financing activities	1,182,079	644,175

Net Change in Cash	9,736	439,792

CASH - BEGINNING OF PERIOD	147,157	83,522
CASH - END OF PERIOD	$156,893	$523,314

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets acquired through the issuance of operating partnership units and assumption of debt	$-	$58,935,611
Escrows and reserves funded through the issuance of debt	-	1,129,691
Purchases of building and land improvements included in accounts payable and tenant improvement allowance	9,165,924	-
Leasing and financing fees included in accounts payable and other liabilities	2,209,343	849,120
Issuance of common stock included in financing costs	575,000	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and Operating Partnership preferred units	$2,378,976	$782,931

See accompanying notes to condensed consolidated financial statements

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

Talon Real Estate Holding Corp, as the general partner of Talon OP, has management responsibility for all the activities of the Operating Partnership. TREHC owned approximately 65% of the Operating Partnership as of September 30, 2015 and December 31, 2014, respectively.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, and 100% of Talon First Trust, LLC as of September 30, 2015.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate.

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

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of September 30, 2015 and condensed consolidated statements of operations for the three and nine months ended September 30, 2015, and condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, as applicable, have not been audited by our independent registered public accounting firm. In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of September 30, 2015 and our condensed consolidated statements of operations for the three and nine months ended September 30, 2015, and our condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, as applicable. These adjustments are of a normal recurring nature.

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial and government use.  The property totals 656,875 net rentable square feet.  As of September 30, 2015, the Company had tenants occupying approximately 66% of the rentable space.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon completion of tenant improvements.

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 net rentable square feet.  As of September 30, 2015, the Company had tenants occupying approximately 90% of the rentable space.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of September 30, 2015, the Company had tenants occupying approximately 80% of the rentable space.

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

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,470,405 and $1,893,652 as of September 30, 2015 and December 31, 2014, respectively.

Rents and other Receivables

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $71,560 and $10,784 as of September 30, 2015 and December 31, 2014, respectively.

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

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term.  For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables.  If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for tenant allowances of $272,852 and $779,461 for the three and nine months ended September 30, 2015, respectively, and $264,642 and $281,068 for the three and nine months ended September 30, 2014.  The Company had accumulated amortization for tenant allowances of $1,454,151 and $674,691 as of September 30, 2015 and December 31, 2014, respectively.  As of September 30, 2015, the Company had deferred leasing costs and tenant allowances recorded as building improvements of $10,867,112 that did not have amortization expense in the three months and nine months ended September 30, 2015 due to lease terms that have not commenced as of that date.

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term and are included in interest expense. The Company had amortization expense of $325,531 and $875,285 for the three and nine months ended September 30, 2015, respectively, and $101,694 and $112,295 for the three and nine months ended September 30, 2014.  The Company had accumulated amortization of $1,117,365 and $302,080 as of September 30, 2015 and December 31, 2014, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

The Company finalized the purchase price fair value allocation of the First Trust acquisition during the nine months ended September 30, 2015 and has recorded certain measurement period adjustments that have impacted the previously reported consolidated balance sheet (see note 13).

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

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $48,415 and $166,954 to rent revenue for above and below-market leases for the three and nine months ended September 30, 2015, respectively, and $74,505 for both the three and nine months ended September 30, 2014, respectively. Amortization of other intangibles is recorded in depreciation and amortization expense.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three and nine months ended September 30, 2015 or 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $38,285 and $135,685 of compensation expense for the three and nine months ended September 30, 2015, respectively, and $49,741 and $555,604 for the three and nine months ended September 30, 2014, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the three months ended March 31, 2015.  The value of the stock issued has been included as deferred financing costs in the consolidated balance sheet as of September 30, 2015.  Financing costs of $143,750 and $383,333 related to this stock issuance was amortized to interest expense for the three and nine months ended September 30, 2015, respectively.  No stock was issued in exchange for goods or services of non-employees in the nine months ended September 30, 2014.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of September 30, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding - basic	16,716,934	16,010,997	16,578,942	15,867,615
Plus potentially dilutive common shares:
Unvested restricted stock	5,384	47,713	57,143	311,018
Contingent shares (note 8)	-	-	-	-
Weighted average common shares outstanding - diluted	16,722,318	16,058,710	16,636,085	16,178,633

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

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

In September 2015, the FASB issued ASU 2015–16, Simplifying the Accounting for Measurement Period Adjustments. To simplify the accounting for adjustments made to provisional amounts, ASU 2015–16 requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions of ASU 2015–16 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We will adopt this ASU should we report provisional amounts for items in a business combination.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from September 2015 to December 2027. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases, including leases entered into subsequent to September 30, 2015:

2015	$1,831,961
2016	7,222,489
2017	6,784,807
2018	6,634,360
2019	5,860,926
Thereafter	14,860,123
$43,194,666

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,188,768	11,378,013
Talon Bren Road, LLC Mortgage 2(1)	Secured fixed rate interest only	February 11, 2016	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	118,294	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,068,208	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,382	295,304
Talon OP, L.P. – Promissory Note – Related Party (2)	Unsecured fixed rate interest only	December 31, 2015	20.00%	500,000	500,000
Talon OP, L.P. – Promissory Notes (3)	Unsecured fixed rate interest only	December 31, 2015	20.00%	1,000,000	250,000
				$51,394,652	$49,787,723

(1)

This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property.

(2)

Related Party promissory note (see Note 6).

(3)

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at 14% annually and had an original maturity date of June 30, 2015 and July 18, 2015, respectively.  In 2015, the Company extended the maturity dates of both notes to September 30, 2015 and subsequently to December 31, 2015.  The notes bore interest of 20% annually from July 1, 2015 and July 19, 2015, respectively, through October 31, 2015.  The notes will bear interest of 24% annually from November 1, 2015 through maturity.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2015	$1,588,081
2016	2,368,422
2017	36,576,384
2018	324,614
2019	10,537,151
$51,394,652

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

The Company’s mortgage entered into by Talon First Trust, LLC in connection with the property at 180 5th Street East, St. Paul, Minnesota includes a financial covenant that requires the Company to maintain a net worth that equals or exceeds $30 million and cash and marketable securities equal to or greater than $3 million after December 31, 2015 and throughout the remaining term of the loan, but allows the Company 30 days following any failure in which to satisfy this financial covenant or provide an individual or entity acceptable to lender as another guarantor on the loan and of the environmental indemnity obligations. Failure to satisfy the covenant would constitute an event of default under the terms of the loan.  The Company does not expect to satisfy these Covenants without incurring additional debt and/or equity and is in the process of pursuing refinancing alternatives.  The Company (as well as its subsidiary, Talon OP, L.P.) is a guarantor of the loan entered into by Talon First Trust, LLC and an indemnitor of Talon First Trust, LLC’s environmental obligations in connection with the property at 180 5th Street East, St. Paul, Minnesota.

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with one of its directors. The note bore interest at 14% annually and had an original maturity date of February 8, 2015.  Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party.  In 2015, the Company extended the maturity date of the note to June 30, 2015, and subsequently extended to September 30, 2015 and then December 31, 2015.  The note bore interest at 20% annually from July 1, 2015 through September 30, 2015.  The note will bear interest of 24% annually from October 1, 2015 through maturity.  Accrued interest on the note was $87,151 and $27,233 as of September 30, 2105 and December 31, 2014, respectively.  The Company did not pay any interest on the note for the nine months ended September 30, 2015 and 2014, respectively.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 31% of the Company’s total rentable space as of September 30, 2015 with base rent representing 61% and 62% of total base rent revenues for the three and nine months ended September 30, 2015, respectively.  For the same period in 2014, three tenants rented approximately 30% of the space, with base rent representing 59% and 50% of the total base rent revenues for the three and nine months ended September 30, 2014, respectively.  The largest tenant currently rents approximately 12% of the Company’s rentable space. The Company had two parties who accounted for 85% of the total rent and other receivables balance as of September 30, 2015.  The Company had one tenant who accounted for 72% of the total rent and other receivables balance as of December 31, 2014.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, prior to the Formation Transactions, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 57 months. The lease is subject to periodic adjustments for operating expenses. The future net minimum rental payments for this lease are as follows:

Years ending December 31,
2015	$18,159
2016	51,629
2017	67,690
2018	84,664
2019	89,187
Thereafter	45,876
$357,205

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company recognized $(22,904) and $128,068 of income under this agreement for the three and nine months ended September 30, 2015, respectively, and $82,266 of income under this agreement for both the three and nine months ended September 30, 2014.

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

The Company incurred $131,250 and $393,750 of consulting expenses for the three and nine months ended September 30, 2015, respectively, and $0 for both the three and nine months ended September 30, 2014. The Company had amounts due of $0 and $43,750 as of September 30, 2015 and December 31, 2014, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company incurred $180,580 and $464,984 of expenses for the three and nine months ended September 30, 2015, respectively, and $158,080 for both the three and nine months ended September 30, 2014. The Company had amounts due of $332,156 and $54,633 as of September 30, 2015 and December 31, 2014, respectively.

On January 23, 2015, Talon OP entered into a purchase agreement with Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC to acquire a building and certain other assets located at 5799 Broadmoor Street, Mission, Kansas for a purchase price of $11,580,000.  The property consists of a building of approximately 115,811 rentable square feet.  The Company has terminated the contract with the seller and has expensed $0 and $145,000 of non-refundable deposits in the three and nine months ended September 30, 2015, respectively.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $8.2 million.  As of September 30, 2015, the Company had recorded $7,834,068 to building improvements and tenant improvement allowance payable related to this commitment.

On August 31, 2015, the Company amended a lease arrangement with an existing tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $252,000.  As of September 30, 2015, the Company had recorded leasing costs of $247,800 to accrued expenses and other liabilities related to this commitment.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 9 – RESTRICTED STOCK (continued)

As of September 30, 2015, the Company had granted 775,458 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended September 30, 2015:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, June 30, 2015	358,659	$1.18
Granted	-	-
Vested	(35,826)	1.07
Forfeited or rescinded	-	-
Granted and not vested, September 30, 2015	322,833	$1.19

The following table sets forth a summary of restricted stock for the nine months ended September 30, 2015:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, December 31, 2014	652,817	$1.08
Granted	-	-
Vested	(184,142)	.93
Forfeited or rescinded	(145,842)	1.25
Granted and not vested, September 30, 2015	322,833	$1.19

Total unrecognized compensation expense related to the outstanding restricted stock as of September 30, 2015 was $384,018, which is expected to be recognized over a weighted average period of 13 months.  The Company recognized $38,283 and $135,685 of stock-based compensation expense for the three and nine months ended September 30, 2015, respectively, and $49,741 and $555,604 for the three and nine months ended September 30, 2014, respectively, that is included in salary and compensation expense in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, December 31, 2014	691,567
Authorized increase in Plan shares	502,306
Granted	-
Forfeited or rescinded	145,842
Authorized but not granted or issued, September 30, 2015	1,339,715

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 10 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(3,368,249)	(1,488,770)
Net carrying amount	$8,542,745	$10,422,224

	September 30, 2015	December 31, 2014
Identified intangible liabilities:
Below-market leases	507,746	507,746
Accumulated amortization	(174,263)	(69,705)
Net carrying amount	$333,483	$438,041

The effect of amortization of acquired intangible assets and liabilities was $562,698 and $1,774,922 for the three and nine months ended September 30, 2015, respectively, and $707,174 and $724,862 for the similar periods in 2014, respectively. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $83,268 and $271,512 for the three and nine months ended September 30, 2015, respectively, and $109,358 for both similar periods in 2014.  Amortization of below-market leases as an addition to rent revenue was $34,853 and $104,558 for the three and nine months ended September 30, 2015, respectively, and $34,853 for both similar periods in 2014.  Amortization of in-place leases was $514,283 and $1,607,967 for the three and nine months ended September 30, 2015, respectively, and $632,669 and $650,357 for the similar periods in 2104, respectively. In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2015	$597,551	$34,853
2016	2,323,170	127,154
2017	2,288,309	119,285
2018	1,695,727	42,225
2019	1,215,964	5,436
Thereafter	422,024	4,530
	$8,542,745	$333,483

NOTE 11 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of September 30, 2015.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 12 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There were no accumulated, undeclared preferred payments outstanding as of September 30, 2015.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of September 30, 2015.

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

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized $1,951,002 in revenue and $1,011,650 in net income before interest, depreciation and amortization expense from this property for the nine months ended September 30, 2015.  The Company recognized $903,601 in revenue and $525,965 in net income before interest, depreciation and amortization expense for this property for the same period in 2014.

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

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

The Company has allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$4,700,000
Building	12,444,250

Intangible Assets:
In Place Leases	987,000
Total Assets Acquired	$18,131,250

Liabilities Assumed/Incurred:
Debt	$11,500,000
Contingent liability	131,250
Net Assets Acquired	$6,500,000

On July 2, 2014, Talon OP, L.P. (“Talon OP”) entered into a contribution agreement with various parties and acquired the First Trust Center building and certain other assets located at 180 5th Street East, St. Paul, MN through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for this property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.  The Company recognized $6,443,772 in revenue and $2,415,278 in net income before interest, depreciation and amortization expense from this property for the nine months ended September 30, 2015.  The Company recognized $2,067,513 in revenue and $746,113 in net income before interest, depreciation and amortization expense for this property for the same period in 2014.

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

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

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

As noted in our 2014 Annual Report, the preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that were subject to change as the Company obtained additional information during the measurement period.  During the nine months ended September 30, 2015, the company obtained the additional information necessary to support a final allocation of the total cost of the acquisition, and accordingly, recorded certain measurement period adjustments that have impacted the previously reported 2014 consolidated balance sheet.  The net impact of these measurement period adjustments on previously reported selected consolidated balance sheet line items are as follows:

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

The net impact of these adjustments to the previously reported 2014 consolidated balance sheet was an increase in assets of $351,503, an increase in liabilities of $932,615, and a decrease in shareholders’ equity of $581,112.  Because accounting principles generally accepted in the United States require that comparative information for prior periods be revised for measurement period adjustments, the Company’s previously reported net loss for the three and nine months ended September 30, 2014 were as follows:

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 13 – ACQUISITIONS (continued)

	For the Three Months Ended September 30, 2014
	As originally reported	Adjustments	As adjusted
REVENUE	$2,919,485	$(37,595)	$2,881,890
EXPENSES
Depreciation and amortization	1,180,480	159,404	1,339,884
NET LOSS	(970,381)	(298,693)	(1,269,074)
Net loss attributable to noncontrolling interest - Operating Partnership	334,396	106,125	440,521
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	(606,766)	$(192,568)	(799,334)

Loss per common share basic and diluted	$(0.04)		$(0.05)

	For the Nine Months Ended September 30, 2014
	As originally reported	Adjustments	As adjusted
REVENUE	$3,407,433	$(37,595)	$3,369,838
EXPENSES
Depreciation and amortization	1,362,054	148,803	1,510,857
NET LOSS	(2,160,824)	(298,693)	(2,459,517)
Net loss attributable to noncontrolling interest - Operating Partnership	364,857	106,125	470,982
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	(1,668,624)	$(192,568)	(1,861,192)

Loss per common share basic and diluted	$(0.11)		$(0.12)

Adjustments included in the tables above include $101,694 and $112,295 of previously reported depreciation and amortization expense that has been reclassified as interest expense to conform with the classifications included in the company’s current results of operations for the three and nine months ended September 30, 2015, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenue	$2,840,214	$2,881,890	$8,799,233	$8,656,154

Net income (loss) (1)	$(1,838,644)	$(1,269,074)	$(5,082,916)	$(4,500,845)
Net income (loss) attributable to Talon Real Estate Holding Corp.	$(1,172,025)	$(799,334)	$(3,242,387)	$(2,802,540)

Income (Loss) per share basic and diluted	$(0.07)	$(0.05)	$(0.20)	$(0.18)
Basic and diluted weighted average shares outstanding	16,716,934	16,010,997	16,578,942	15,867,615

(1)  Net income (loss) includes the effects of depreciation and amortization expense of $1,639,328 and $4,820,785 for the three and nine months ended September 30, 2015, respectively, and $1,516,082 and $4,628,286 for the three and nine months ended September 30, 2014, respectively, based on allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities in connection with the acquisitions.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

NOTE 15 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant capital and leasing expenses related to our growth strategy at our existing properties as well as expenses related to our acquisition strategy, which has created a cash shortfall from operations.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, meet debt service requirements, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of September 30, 2015, we had unrestricted cash of $156,893 and current liabilities including accounts payable, accrued expenses, and payments due on borrowings substantially in excess of the available cash.  Prior to September 30, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for tenant allowances of which approximately $7.8 million was included as building improvements as of September 30, 2015.  The Company also plans to spend approximately $1.5-$2 million to complete immediate capital improvements on our buildings including tenant space and general building improvements.  The Company expects to finance these tenant allowances and capital improvements through issuance of debt and/or equity. We will require additional capital and/or increased cash flow from future operations to fund our ongoing business.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three and nine months ended September 30, 2015 and 2014 (unaudited)

NOTE 15 – GOING CONCERN (continued)

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

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 80%.  We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

In 2014, we completed two acquisitions with a purchase price totaling approximately $58 million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, Minnesota that is currently about 90% occupied primarily by over 100 tenants who are wholesale distributors.  On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, Minnesota totaling 856,223 total building square feet that is currently occupied by corporate and government tenants totaling approximately 66% of rentable square feet.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon occupancy. This would increase combined occupancy for all the buildings in our portfolio from 72% to approximately 87%.

The following table sets forth information regarding our 5 largest tenants as of September 30, 2015.

Property Location (1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the nine months ended September 30, 2015	Percentage of Company’s Total Base Rent for the nine months ended September 30, 2015
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	119,490	12%	$1,364,382	24%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	83,130	8%	$1,162,903	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$959,232	17%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021	59,500	6%	$145,106	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018	29,903	3%	$81,533	1%

(1)

The two properties located in Maple Plain, MN lease approximately 14% of the Company’s rentable space and account for approximately 5% of the Company’s total base rent revenues for the nine months ended September 30, 2015. The property located in Minnetonka, MN leases approximately 15% of the Company’s rentable space and accounts for approximately 18% of the Company’s total base rent revenues for the nine months ended September 30, 2015.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 58% of the Company’s rentable space and accounts for approximately 77% of the Company’s total base rent revenues for the nine months ended September 30, 2015.

The future square feet expiring for all current leases, including leases entered into subsequent to September 30, 2015:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN	Total

2015	29,206	-	-	42,161	71,367
2016	17,841	-	44,234	7,952	70,027
2017	-	-	-	25,554	25,554
2018	-	29,903	-	134,787	164,690
2019	-	-	120,238	708	120,946
Thereafter	59,500	-	-	362,868	422,368
	106,547	29,903	164,472	574,030	874,952

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of September 30, 2015, our properties were 86% leased. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the condensed consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the nine months ended September 30, 2015.

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of September 30, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Significant Events and Transactions during the nine months ended September 30, 2015

Summarized below are the Company’s significant transactions and events during the three and nine months ended September 30, 2015.

On January 12, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of June 30, 2015.  Proceeds from this note paid off an additional note entered into on October 7, 2014 for $250,000, with the same party.  In 2015, the Company extended the maturity date of the note to September 30, 2015 and subsequently to December 31, 2015.  The note bore interest of 20% annually from July 1, 2015 through September 30, 2015.  The note will bear interest of 24% annually from October 1, 2015 through maturity.

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

On May 19, 2015, the Company entered into a $500,000 unsecured promissory note with an unrelated party. The note bore interest at 14% annually and had an original maturity date of July 18, 2015.  In 2015, the Company extended the maturity date of the note to September 30, 2015 and subsequently December 31, 2015.  The note will bear interest of 20% annually from July 19, 2015 through October 31, 2015 and 24% annually from November 1, 2015 through maturity.

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

Results of Operations

Our revenues and expenses have changed significantly compared to the same period in the previous year due to recent acquisitions of the property at Bren Road in Minnetonka, Minnesota on May 29, 2014 and the property at 180 5th Street East in St. Paul, Minnesota on July 2, 2014.  These two properties have generated approximately $8.4 million in revenues for the nine months ended September 30, 2015.  These two properties had total operating expenses of approximately $5.0 million for the nine months ended September 30, 2015.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of potential acquisitions.

Three months ended September 30, 2015 compared to three months ended September 30, 2014

Revenues and Expenses

Rental revenues increased $85,329, or 4.7%, to $1,895,656 for the three months ended September 30, 2015, compared to $1,810,327 for the same period of the prior year, and tenant reimbursements decreased $53,174, or 5.5%, to $908,373 compared to $961,547 for the same period of the prior year.  The net increase in rental revenues over the same period in the prior year is primarily attributable the increased leasing activity at the building in St. Paul.  The net decrease in tenant reimbursements is primarily attributable to the lease termination in 2015 of a tenant, which had a significant contractual portion of reimbursements at the building in St. Paul.

General and administrative expenses increased $57,228, or 106.9%, to $110,783 for the three months ended September 30, 2015 compared to $53,555 for the same period of the prior year.  The increase is primarily due to an increase in due diligence costs for potential deals and other general and administrative expense due to the growth of the Company.

Salary and compensation expenses decreased $2,306, or 1.3%, to $177,434 for the three months ended September 30, 2015 compared to $179,740 for the same period of the prior year. The minimal decrease in salary and compensation expense was attributable to the net decrease in total compensation for the period in 2015.

Professional fees increased $104,554, or 143.6%, to $177,387 for the three months ended September 30, 2015 compared to $72,833 the same period of the prior year. The increase is primarily due to the monthly consulting fees for the building located in Minnetonka being expensed in three months ended September 30, 2015 compared to having been capitalized as part of the acquisition costs in the same period of 2014.

Property operating expenses, real estate taxes and insurance increased $128,457, or 7.9%, to $1,744,455 for the three months ended September 30, 2015 compared to $1,615,998 for the same period of the prior year. The increase in these expenses is primarily attributable to the general increase in utilities, real estate taxes and allowance for doubtful accounts across all of the properties, as well as an increase in management and consulting fees at the building in St. Paul.

Depreciation and amortization expense decreased by $78,702, or 5.9%, to $1,261,182 for the three months ended September 30, 2015 compared to $1,339,884 for the same period of the prior year. The decrease is primarily attributable to certain intangible assets expiring in correlation with the applicable leases.

Interest expense increased by $318,663, or 35.8% to $1,207,617 for the three months ended September 30, 2015 compared to $888,954 for the same period of the prior year. The increase is primarily attributable to the impact of additional financing and refinancing activities completed in 2015.

Nine months ended September 30, 2015 compared to nine months ended September 30, 2014

Revenues and Expenses

Rental revenues increased $3,531,046, or 164.9%, to $5,672,192 for the nine months ended September 30, 2015, compared to $2,141,146 for the same period of the prior year, and tenant reimbursements increased $1,681,896, or 150.5%, to $2,799,242 compared to $1,117,346 for the same period of the prior year.  The net increase in rental revenues and tenant reimbursements over the same period in the prior year is primarily attributable to the impact of the two acquisitions made in May and July 2014 and additionally bolstered by the 2014 operating expense and real estate tax shortfall being recorded in nine months ended September 30, 2015.

General and administrative expenses increased $239,267, or 122.6%, to $434,414 for the nine months ended September 30, 2015 compared to $195,147 for the same period of the prior year.  The increase is primarily due to an increase in due diligence for potential deals and other general and administrative expense due to the growth of the Company, slightly offset by a decrease in D&O insurance expense.

Salary and compensation expenses decreased $373,353, or 39.2%, to $579,996 for the nine months ended September 30, 2015 compared to $953,349 for the same period of the prior year. The decrease in expense in 2015 was attributable to the immediate vesting of non-cash stock compensation of approximately $456,000 in 2014, offset by a net increase in total compensation for the period.

Professional fees increased $372,022, or 182.4%, to $575,968 for the nine months ended September 30, 2015 compared to $203,946 the same period of the prior year. The increase is due to the increase in legal, accounting and consulting fees primarily attributable to the impact of the two acquisitions made in May and July 2014 and the general growth of the Company.

Property operating expenses, real estate taxes and insurance increased $3,249,736, or 174.4%, to $5,112,678 for the nine months ended September 30, 2015 compared to $1,862,942 for the same period of the prior year. The increase in these expenses is primarily attributable to the impact of the two acquisitions made in May and July 2014.

Depreciation and amortization expense increased by $2,263,489, or 149.8%, to $3,774,346 for the nine months ended September 30, 2015 compared to $1,510,857 for the same period of the prior year. The increase is primarily attributable to the impact of the two acquisitions made in May and July 2014 and the increased leasing activity in 2015.

Interest expense increased by $2,301,633, or 208.6%, to $3,404,747 for the nine months ended September 30, 2015 compared to $1,103,114 for the same period of the prior year. The increase is primarily attributable to the impact of financing the two acquisitions made in May and July 2014.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three Months Ended September 30,
In thousands $ (except per share)	2015			2014
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(1,172)	16,717	$(0.07)	$(799)	16,011	$(0.05)

Adjustments:
Non-controlling interest Operating Partnership	(632)	9,200		(441)	9,200
Consolidated depreciation and amortization:	1,261	-	-	1,340	-	-
adjust for non-real estate depreciation	(2)	-	-	(2)	-	-
adjust for amortization to revenue	53	-	-	75	-	-
adjust for noncontrolling real estate owned depreciation	(35)	-	-	(29)	-	-
Net adjustments	645			943
Funds from operations applicable to common shares	$(527)	25,917	$(0.02)	$144	25,211	$0.01

	Three Months Ended September 30,
	2015			2014
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(527)	25,917	$(0.02)	$144	25,211	$0.01
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(33)	-	-	110	-	-
Non-real estate depreciation	2	-	-	2	-	-
Amortization of deferred financing costs net of noncontrolling real estate	324	-	-	100	-	-
Non-cash stock compensation charges	38	-	-	50	-	-
AFFO available to common shares	$(196)	25,917	$(0.01)	$406	25,211	$0.02

	Nine months ended September 30,
In thousands $ (except per share)	2015			2014
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(3,242)	16,579	$(0.20)	$(1,861)	15,868	$(0.11)

Adjustments:
Non-controlling interest Operating Partnership	(1,750)	9,200		(471)	3,800
Consolidated depreciation and amortization:	3,774	-	-	1,511	-	-
adjust for non-real estate depreciation	(7)	-	-	(7)	-	-
adjust for amortization of above and below-market rents	171	-	-	75	-	-
adjust for noncontrolling real estate owned depreciation	(96)	-	-	(86)	-	-
Net adjustments	2,092			1,022
Funds from operations applicable to common shares	$(1,150)	25,779	$(0.04)	$(839)	19,668	$(0.04)

	Nine months ended September 30,
	2015			2014
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(1,150)	25,779	$(0.04)	$(839)	19,668	$(0.03)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	125	-	-	102	-	-
Non-real estate depreciation	7	-	-	7	-	-
Amortization of deferred financing costs net of noncontrolling real estate	870	-	-	108	-	-
Non-cash stock compensation charges	136	-	-	556	-	-

AFFO available to common shares	$(12)	25,779	$0.00	$(66)	19,668	$0.00

(1) Noncontrolling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant capital and leasing expenses related to our growth strategy at our existing properties as well as expenses related to our acquisition strategy, which has created a cash shortfall from operations.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties including the payoff of debts maturing in the near future. The Company requires additional financing to pay off unsecured notes with a total principal balance of $1,000,000 plus accrued interest due December 31, 2015, and a related-party loan of $500,000 plus accrued interest due December 31, 2015.  During the nine months ended September 30, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for tenant allowances of which approximately $7.8 million was included as building improvements as of September 30, 2015.  The Company also plans to spend approximately $1.5-$2 million to complete additional capital improvements on our buildings including tenant space and general building improvements.  The Company expects to finance these tenant allowances and capital improvements through issuance of debt and/or equity.  The Company and Talon OP are also guarantors of a mortgage entered into by Talon First Trust, LLC in connection with the acquisition of the building located at 180 5th Street East in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring both the Company and Talon OP to maintain a certain net worth and amount of cash and marketable securities throughout the term of the loan.  Complying with the terms of the financial covenant will create additional needs for liquidity and require us to raise additional capital.  The Company is currently attempting to refinance this mortgage to fund its obligation to perform on lease incentives and will attempt to obtain financing with more traditional covenants; however, there is no guarantee that the Company will be able to refinance the mortgage with more favorable terms, if at all.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as pay our general and administrative expenses for operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.   As of September 30, 2015, we had unrestricted cash of $156,893 and current liabilities including accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

The following table summarizes the Company’s notes payable as of September 30, 2015 and December 31, 2014:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	September 30, 2015	December 31, 2014
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,188,768	11,378,013
Talon Bren Road, LLC Mortgage 2(1)	Secured fixed rate interest only	February 11, 2016	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	118,294	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,068,208	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,382	295,304
Talon OP, L.P. – Promissory Note – Related Party (2)	Unsecured fixed rate interest only	December 31, 2015	20.00%	500,000	500,000
Talon OP, L.P. – Promissory Notes (3)	Unsecured fixed rate interest only	December 31, 2015	20.00%	1,000,000	250,000
				$51,394,652	$49,787,723

(1)

This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property.

(2)

Related Party promissory note (see Note 6).

(3)

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at 14% annually and had an original maturity date of June 30, 2015 and July 18, 2015, respectively.  In 2015, the Company extended the maturity dates of both notes to September 30, 2015 and subsequently to December 31, 2015.  The notes bore interest of 20% annually from July 1, 2015 and July 19, 2015, respectively, through October 31, 2015.  The notes will bear interest of 24% annually from November 1, 2015 through maturity.

Off Balance Sheet Arrangements

At September 30, 2015, we did not have any off-balance sheet arrangements.

Inflation

As of September 30, 2015, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the nine months ended September 30, 2015, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of September 30, 2015, all but one of our outstanding loans had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month libor plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.50% until maturity on July 5, 2016.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Dated: November 13, 2015	TALON REAL ESTATE HOLDING CORP.

/s/ Eun Stowell
Eun Stowell
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
10.1	Promissory Note to Curtis Marks from the Company (as amended)
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

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