Form 10-K
period 2015-12-31
TALON REAL ESTATE HOLDING CORP.
filed 2016-04-07
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

As of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the price of $1.25 at which our common stock last traded on the Over the Counter Bulletin Board prior to such date) was approximately $8.1 million.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 30, 2016 was 17,057,680 shares.

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

PART I

Item 1.

Business

Overview

We are a real estate investment company focused on investing in office, industrial and retail properties located in the Midwest and South Central regions of the United States.  We target properties located in the area bounded by Minnesota to the north and Texas to the south, and by Illinois to the east and Colorado to the west, although we will consider properties outside this target area if we identify attractive opportunities. We believe these markets are currently underserved in financing and market transaction options for which we can provide advantageous solutions. We believe the size and location of opportunities in this region will be a desirable fit for our real estate portfolio and can be pursued at attractive yields.

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

Substantially all of our assets are held by, and our operations are conducted through, Talon OP, which we refer to as our Operating Partnership. We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, which are described more fully herein.  As of December 31, 2015, we owned 65% of the common units of the Operating Partnership which holds our portfolio of commercial properties.

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

To the extent that in respect of any calendar year after we have elected to become a REIT, cash available for distribution is less than our taxable income, we could be required to sell assets to make cash distributions or make a portion of the required distribution in the form of a taxable stock distribution or distribution of debt securities. We generally will not be required to make distributions with respect to activities conducted through any Taxable REIT Subsidiary (“TRS”).

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

Our Strategy

Commercial real estate trends have been negative for an extended period of time but we believe that there is evidence that the real estate market is in recovery.  We believe there may be many potential sellers that are seeking an exit strategy now or in the near future and we may be able to offer these sellers some advantages that make us a more competitive buyer. Our objective is to accumulate quality properties at attractive yields primarily in our target area from Minnesota to Texas, Denver to Chicago.

We believe there is significant opportunity to acquire quality property by providing liquidity to the market. We believe that our structure will provide investors more liquid equity with diversified real estate exposure. In turn, we anticipate that we will encourage real property owners to sell their properties to us increasing the size of our company and providing us with more diversified real estate holdings. We provide advantageous solutions for property owners due to our tax structure, which is similar to an UPREIT. This structure may be advantageous for real estate owners seeking to mitigate and defer their immediate tax obligations, stay invested in real estate, diversify their holdings, and seek potential future growth and liquidity by accepting Talon OP common units which can later be converted on a one for one basis for Talon Real Estate Holding Corp. common stock under the ticker “TALR” and/or Talon OP preferred units which provide rights to certain distributions and can later be redeemed for the liquidation preference and any accrued and unpaid distributions.  We are currently not a REIT.

Our strategy is to offer these tax-deferred solutions to real estate owners as part of diversifying our shareholder base, creating liquidity and shareholder value.  We currently believe office and industrial properties offer the most attractive return on equity metrics.  Retail will also be part our overall portfolio but we anticipate it will contribute less to the overall target portfolio over the long-term than office and industrial properties.

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

•

Committed and Incentivized Management Team. Our management team is committed to our operations and growth. As of December 31, 2015, our management team owned approximately 35% of our common stock thereby aligning management’s interests with those of our shareholders. We expect management will continue to hold a significant ownership interest in our company in the foreseeable future including if we become subject to the ownership requirements under the Code for qualification as a REIT. To comply with these requirements, not more than 50% of the value of the outstanding shares of our stock (after taking into account options to acquire shares of stock) may be owned, directly, indirectly or through attribution, by five or fewer individuals at any time during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). Our board of directors has significant experience in leadership roles for both private and public companies and we expect that they will be an invaluable source of leadership for our company.

•

Disciplined Approach to Underwriting and Due Diligence. Before acquiring a property, our team of real estate investment professionals, led by Mr. Kaminski and Ms. Stowell, will apply a disciplined underwriting and due diligence process. The due diligence process will focus on identifying properties in our target market that are located in metropolitan areas with historically strong, stable economies and stable or growing populations, with an emphasis on areas of growth within these metropolitan areas. We also will focus on identifying properties that can be acquired at prices we believe represent a strong value.

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

On January 11, 2016, Talon OP had entered into a purchase agreement to acquire a portfolio of twelve office and light industrial properties located throughout the greater twin cities area of Minnesota.  The portfolio totals approximately 915,693 square feet with currently 88% occupancy by approximately 55 tenants and fits well in our target acquisition strategy.   We expect to finance the acquisition of this property with some debt and equity after completing due diligence and financing activity customary for this type of transaction.  There is no assurance that the acquisition will be completed pursuant to the purchase agreement or at all.

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

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 85%.  We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

During 2014, we completed two acquisitions with a purchase price totaling approximately $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that is currently 100% leased by over 100 tenants who are wholesale distributors.  On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied at time of acquisition and is currently about 62% occupied by corporate and government tenants. In April 2015, we executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease.  On April 1, 2016, we received a notice from this tenant asserting a right to terminate the lease pursuant to certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  We have responded to the tenant and are working with the tenant to resolve the dispute.  We intend to defend our position that the tenant does not have any rights to terminate the lease.

The following table sets forth information regarding our 5 largest tenants as of December 31, 2015.

Property Location(1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the Year Ended December 31, 2015	Percentage of Company’s Total Base Rent for the Year Ended December 31, 2015
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	119,490	12%	$1,819,176	24%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	89,130	9%	$1,550,537	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$1,310,264	17%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021	61,500	6%	$409,928	5%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018	29,903	3%	$108,711	1%

(1)

The two properties located in Maple Plain, MN lease approximately 15% of the Company’s rentable space and account for approximately 5% of the Company’s total base rent revenues for the year ended December 31, 2015. The property located in Minnetonka, MN leases approximately 16% of the Company’s rentable space and accounts for approximately 18% of the Company’s total base rent revenues for the year ended December 31, 2015.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 41% of the Company’s rentable space and accounts for approximately 77% of the Company’s total base rent revenues for the year ended December 31, 2015.

The future square feet expiring for the current leases in place as of December 31, 2015 are as follows:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN		Total

2016	56,215	-	33,955	20,197		110,367
2017	-	-	-	25,554		25,554
2018	-	29,903	-	134,787		164,690
2019	-	-	130,518	708		131,226
2020	-	-	-	223,094		223,094
Thereafter	59,500	-	-	147,125	(1)	206,625
	115,715	29,903	164,473	551,465		861,556

(1)

On April 1, 2016, the Company received a notice asserting a right to terminate the lease for 141,109 square feet pursuant to certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  The Company has responded and is working with the tenant to resolve the dispute and intends to defend its position that the tenant does not have any rights to terminate the lease.

Management may periodically sell certain properties including core income-producing and value-added properties for various reasons based on individual circumstances and opportunities.  Proceeds from the sale of such properties may be used to repay related property debt, pay transaction expenses, acquire or invest in other properties and for general corporate purposes including satisfying existing liabilities.

On January 28, 2016, we entered into a purchase and sale agreement with a privately held real estate company to sell the Minnetonka property for $26 million subject to a diligence period and other conditions of the purchase and sale agreement typical of a real estate transaction.  There is currently approximately $13.4 million of debt on the property.  Although both parties intend to close on the sale, there is no assurance that the sale will be completed pursuant to the purchase and sale agreement or at all.

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

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. Our articles of incorporation and bylaws do not limit the amount of debt that we may incur.  As of December 31, 2015, our ratio of notes payable to total assets (net of accumulated depreciation) was approximately 74% based on the net depreciated cost of our properties.

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

REIT Qualification

We intend to elect to be taxed as a REIT for the calendar year in which we qualify to be taxed as such under the Revenue Code and it is advantageous to the shareholders to do so. The earliest we could qualify would be our taxable year ending on December 31, 2016. Our qualification as a REIT will depend upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. We intend to amend our articles to include certain restrictions to enable us to meet the requirements for qualification and taxation as a REIT.

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

Insurance

We currently maintain property, liability, and umbrella coverage under a blanket policy for each property.  We believe the policy specifications and insured limits covering our properties are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.

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

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
MG Kaminski	56	Chief Executive Officer
Eun Stowell	44	Chief Financial Officer

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

On May 18, 2012, the Hennepin County District Court appointed Colliers International as a receiver for the 555,945 sq. ft. Parkdale office park in St. Louis Park, MN. The property is owned by Parkdale Properties, LLC, for which Mr. Kaminski served as chief manager.

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

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.   As of December 31, 2015, we had unrestricted cash of $340,385 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

In their report dated April 6, 2016, our independent registered public accounting firm expressed substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2015, there was approximately $49.5 million of indebtedness secured by buildings in which we have an interest, which could expose us to default, prevent the disposition of any of the properties or result in a significant loss upon disposition of any of the properties.

The appraised value or purchase price of acquired properties are not necessarily equal to the fair market value or the consideration we would receive if we disposed of the properties in arm’s length transactions. If the fair market value of the property is less than the amount of outstanding debt secured by the property, the entity that owns the property might not be able to dispose of it or, if it does dispose of the property, it could be at a substantial loss that would adversely affect our results of operations and financial condition. In addition, payments of principal and interest on the indebtedness related to the property may require us to contribute cash resources to operate the property, and indebtedness on any future properties we may acquire or seek to acquire in the future could leave us with insufficient cash resources to operate our business or to pay dividends to our shareholders.

We own real estate that is subject to financial and other covenants.  We may not be in compliance with those covenants, which may cause acceleration of certain indebtedness.

We own real estate that is subject to loan agreements requiring, among other covenants, compliance with certain financial covenants.  In particular, Talon First Trust, LLC, an entity through which our Operating Partnership acquired the property located at 180 E. Fifth Street St. Paul, MN on July 2, 2014, is party to a loan agreement secured by such property, and that loan requires Talon First Trust, together with certain guarantors, to satisfy certain minimum net worth and cash and marketable securities covenants.  As of December 31, 2015, Talon First Trust was not in compliance with those covenants.  Subsequent to that date, we added our Chief Executive Officer as a guarantor on that loan in order to improve Talon First Trust’s ability to satisfy these covenants.  If we do not satisfy the financial or other covenants, our lender may, at its option, accelerate its loan to us, which could have a material adverse effect upon our business, results of operations and financial condition.

We own real estate that is subject to liens that may be enforced and may cause acceleration of certain indebtedness.

We own real estate that is subject to liens, including mechanics liens for work completed on the properties. Specifically, mechanics liens have been placed on the property at 180 E. Fifth Street related to the work completed to prepare the tenant space for a significant lease entered into on April 9, 2015. Mechanics liens that remain undischarged of record after 60 days constitute an event of default under the loan agreements.  We are in the process of attempting to secure financing that will satisfy these liens, but there is no guarantee that the financing will be completed or that sufficient cash will be available from current operations to satisfy the liens. If we do not pay amounts required to be paid to the lienholders, the holders of those liens may enforce those liens which could have a material adverse effect upon our business, results of operations and financial condition.  In addition, the senior lender for that property may, at its option, accelerate its loan to us, which could have a material adverse effect upon our business, results of operations and financial condition.

We may be in default under a significant lease.

On April 9, 2015, we entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, we incurred an obligation for lease incentives up to approximately $8.2 million.  As of December 31, 2015, we had recorded $216,278 and $7,760,995 to building improvements and tenant improvement allowance payable, respectively, related to this commitment.  On April 1, 2016, the tenant has provided notice asserting a right to terminate the lease based on certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  We have responded and are working with the tenant to resolve the dispute and intend to defend our position that the tenant does not have any rights to terminate the lease.  However, we are unsure whether we will be able to work out an acceptable arrangement with the tenant or prevail in this dispute.  Termination of the lease could have a material adverse effect upon our business, results of operations and financial condition, as well as hindering our ability to sell the building either at a profit or at all.

We are dependent on key personnel and need to hire additional qualified personnel for our business to succeed.

Our performance is substantially dependent on the performance of our senior management, including MG Kaminski, our Chief Executive Officer, and Eun Stowell, our Chief Financial Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and other personnel. Competition for such personnel is intense and we may not be able to retain our key managerial and other employees or may not be able to attract and retain additional highly qualified managerial and other personnel in the future. The inability to attract and retain necessary managerial and other personnel could have a material adverse effect upon our business, results of operations and financial condition.

Properties formerly managed by our Chief Executive Officer have been placed into receivership.

MG Kaminski, our Chief Executive Officer, has over 26 years of experience in the real estate business. In those years, he has acquired, financed, managed, leased and constructed properties. With the downturn in the U.S. economy and specifically the real estate markets beginning in 2008, he experienced significant setbacks. In 2009, properties owned by Mr. Kaminski and his affiliates experienced rapid vacancies and in order to compete for remaining leases, rents were dropped dramatically, almost 50% in some cases, to retain and attract tenants. During that depressed real estate market of high vacancies and greatly reduced rents, some of these properties could not cover their debt payments and could not be refinanced. Those properties were placed into receivership in 2011 and 2012. There is no assurance that properties we acquire or manage will produce adequate cash flow and will not be placed in receivership.

We may not be able to operate as a REIT and our management team has no REIT experience.

Our board of directors and executive officers have no prior experience operating a REIT. There is a risk that the past experience of our management team will not be sufficient to operate our company as a REIT. We may not qualify to elect REIT status for the taxable year ending December 31, 2016, or at all. Our failure to qualify as a REIT may have an adverse effect on our tax position, financial condition, results of operations, cash flow and trading price of our common stock.

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

We cannot assert with certainty whether climate change is occurring and, if so, at what rate. However, the physical effects of climate change could have a material adverse effect on our properties, operations and business. To the extent climate change causes changes in weather patterns, our markets could experience increases in storm intensity. Over time, these conditions could result in declining demand for office space in our buildings or our inability to operate the buildings at all. Climate change may also have indirect effects on our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable, increasing the cost of energy and increasing the cost of snow removal or repairs and maintenance at our properties. There can be no assurance that climate change will not have a material adverse effect on our properties, operations or business.

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

•

subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements; and/or

•

damage our reputation among our client tenants and investors.

Competition may impede our ability to attract or retain tenants or re-let space, which could materially and adversely affect us.

We face significant competition for tenants from other owners and operators of office, industrial and retail properties in the Minneapolis-St. Paul area and expect to experience similar significant competition in areas where we acquire additional properties. These competitors may possess more substantial resources and access to capital than we have, as well as greater expertise or flexibility in designing space to meet prospective tenants’ needs, or may be more willing, especially in difficult economic times, to make space available to prospective tenants at lower prices than comparable spaces in our properties. Thus, competition could negatively affect our ability to attract and retain tenants and may reduce the rents we are able to charge, which could materially and adversely affect us.

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

Once we meet the specific criteria to qualify as a REIT and it is advantageous to the shareholders to do so, we intend to elect to be treated as a REIT for federal income tax purposes and operate in a manner to continue to qualify as a REIT. Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code (the “Code”), for which there are only limited judicial or administrative interpretations. Certain facts and circumstances not entirely within our control may affect our ability to qualify as a REIT. In addition, we can provide no assurance that legislation, new regulations, administrative interpretations or court decisions will not adversely affect our qualification as a REIT or the federal income tax consequences of our REIT status.

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

From time to time, we may transfer or otherwise dispose of some of our properties. Under the Code, if we elect to be taxed as a REIT, any gains resulting from transfers or dispositions, from other than a taxable REIT subsidiary, that are deemed to be prohibited transactions would be subject to a 100% tax on any gain associated with the transaction. Prohibited transactions generally include sales of assets that constitute inventory or other property held for sale to customers in the ordinary course of business. Since we intend to acquire properties primarily for investment purposes, we do not believe that our occasional transfers or disposals of property will be deemed to be prohibited transactions. However, whether or not a transfer or sale of property qualifies as a prohibited transaction depends on all the facts and circumstances surrounding the particular transaction. The Internal Revenue Service (the “IRS”) may contend that certain transfers or disposals of properties by us are prohibited transactions. If the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a tax equal to 100% of any gain allocable to us from the prohibited transaction. In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT for federal income tax purposes.

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

All 17,057,680 of the shares of our common stock outstanding as of December 31, 2015 including 1,135,458 of such shares issued in restricted stock grants to our executive officers and directors were subject to resale restrictions as a result of securities laws (including Rule 144 of the Securities Act) or lock-up agreement at issuance. As of December 31, 2015, 9.2 million shares of our common stock are subject to such resale restrictions.  Because many of our shares are still subject to resale restrictions, there may be limited liquidity and trading volume of our common stock, which may lead to increased transaction costs for sales and purchases of our common stock as compared to other securities and the possible inability to identify a buyer for your shares.

Certain of our officers and directors have sufficient voting power to make corporate governance decisions that could have a significant effect on us and the other shareholders.

MG Kaminski, our Chief Executive Officer, beneficially owns approximately 49% of our outstanding common stock on a fully diluted basis. As a result, Mr. Kaminski, alone will be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, this concentration of ownership may delay or prevent a change in our control and might affect the market price of our common stock, even when a change in control may be in the best interest of all stockholders. Furthermore, the interests of this concentration of ownership may not always coincide with our interests or the interests of other shareholders.

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

	Closing Bid
	High	Low
2014
January 1 - March 31, 2014	2.00	2.00
April 1 - June 30, 2014	2.00	1.25
July 1 - September 30, 2014	1.01	1.01
October 1 - December 31, 2014	1.01	1.01

2015
January 1 - March 31, 2015	1.80	1.75
April 1 - June 30, 2015	1.80	1.75
July 1 - September 30, 2015	1.50	0.81
October 1 - December 31, 2015	1.35	1.35

These prices were obtained from Bloomberg Finance, L.P. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Stockholders of Record.  As of December 31, 2015, we had over 100 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends.  Our predecessor did not declare any cash dividends and we have not declared any cash dividend subsequent to June 7, 2013. We intend to elect to be taxed as a REIT for federal income tax purposes no earlier than with our taxable year ending December 31, 2016. In connection with electing to be taxed to qualify as a REIT, each year we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our shareholders in an aggregate amount at least equal to the sum of:

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

Unregistered Sales of Equity Securities

No private placement of the Company’s shares of common stock was completed in 2015.

Stock Repurchases

None.

Item 6.

Selected Financial Data

Not required for a Smaller Reporting Company.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with our audited financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements included in this discussion as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

On June 7, 2013 we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.  The two buildings currently have a combined occupancy of 85%.

In 2014, we completed two acquisitions totaling approximately $58 Million and over 1 million in gross building square feet.  On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that was 100% leased by over 100 tenants who are wholesale distributors.  This property contributes to our core stable income investment strategy.  On July 2, 2014, we completed the acquisition of a thirteen-story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied by corporate and government tenants at time of acquisition and is currently 62% occupied.  Management acquired the St. Paul property for its attractive value-add and growth potential.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease.

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of December 31, 2015, our properties were 72% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates.  Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area. Positive or negative changes in economic or other conditions in this area, or areas in our prospective proprieties, including employment and wage rates, natural disasters and other factors, may impact our overall performance.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of December 31, 2015, some of our leases required tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. As a public company, we estimate our annual general and administrative expenses will increase due to increased insurance, accounting and other expenses related to SEC reporting and other compliance matters compared to our historic operations prior to operating as a public real estate holding company.   Legal fees incurred in 2015 and 2014 were significant due to the Company’s acquisition and refinancing activities.  We expect legal fees to continue to be primarily associated with such activities and business matters customary to a public real estate company.

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

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.  There have been no significant changes to those policies during the year ended December 31, 2015.

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

Depreciation is provided using the straight-line method over the estimated useful life of the assets for building, improvements, and furniture and equipment, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Land Improvements	3-15 years
Building	25-30 years
Building Improvements	10-20 years
Tenant Improvements	1-12 years
Furniture and Equipment	3 years

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 65% of the common units of the Operating Partnership as of December 31, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of common units based upon the ratio of their holdings to the total units outstanding during the period. Holders of preferred units receive certain distributions based on a percentage of the liquidation preference. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code after we meet REIT qualifications but no sooner than with our taxable year ending December 31, 2016. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

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

Results of Operations

Financial and operating results for the year ended December 31, 2014 included significant costs incurred to recapitalize and operate as a public company and costs of new employees and consultants.  The properties owned by the Company in 2014 were still held by the Company in 2015.  The financial and operating results for the year ended December 31, 2015 were greatly impacted by a full year of activity from the properties acquired in May and July of 2014, respectively, and cost related to refinancing and leasing activity.

We expect our revenues, expense reimbursements and each category of expenses will increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business and to operate as a publicly traded company.

Our revenues and expenses have changed significantly compared to the same period in the previous year due to acquisitions of the property at Bren Road in Minnetonka, Minnesota on May 29, 2014 and the property at 180 E. Fifth Street in St. Paul, Minnesota on July 2, 2014.  Since their acquisition, these two properties have generated over $11.1 million and $5.7 million in revenues for the year ended December 31, 2015 and 2014, respectively, and had total operating expenses of $6.5 million and $3.3 million for the year ended December 31, 2015 and 2014, respectively.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of acquisitions.

Comparison of year ended December 31, 2015 to the year ended December 31, 2014

Revenues and Expenses

Rental revenues increased $3,448,402, or 84.4%, to $7,532,117 for 2015 compared to $4,083,715 for 2014.  Tenant reimbursements increased $1,738,235, or 86.8%, to $3,739,796 for 2015 compared to $2,001,561 for 2014. The increase in rental revenues and tenant reimbursements in 2015 compared to the prior year is primarily attributable to the impact of a full year of activity from the properties acquired in May and July of 2014, respectively.

General and administrative expenses increased $213,707, or 77.5%, to $489,557 for 2015 compared to $275,850 for 2014. The increase is primarily due to an increase in due diligence for potential deals and other general and administrative expense due to the growth of the Company.

Salary and compensation decreased by $436,366, or 36.6%, to $755,176 for 2015, compared to $1,191,542 in 2014. The decreased expenses in 2015 was attributable to the immediate vesting of non-cash stock compensation of approximately $456,000 in 2014, offset by a net increase in total cash compensation for the period.

Professional fees increased $409,927, or 112.4%, to $774,593 for 2015, compared to $364,666 for 2014. The increase is due primarily to the impact of a full year of activity from the properties acquired in May and July of 2014, respectively.

Property operating expenses increased by $2,431,829, or 91.6%, to $5,086,582 for 2015, compared to $2,654,753 for 2014.  The increase in property operating expenses compared to the prior year is primarily attributable to the impact of a full year of activity from the properties acquired in May and July of 2014, respectively.

Real estate taxes and property insurance increased by $694,387, or 72.5%, to $1,652,025 for 2015, compared to $957,638 for 2014.  The increase in real estate taxes and insurance compared to the prior year is primarily attributable to the impact of a full year of activity from the properties acquired in May and July of 2014, respectively.

Depreciation and amortization expense increased by $2,514,527, or 88.4%, to $5,359,556 for 2015, compared to $2,845,029 for 2014.  The increase in real estate taxes and insurance compared to the prior year is primarily attributable to the impact of a full year of activity from the properties acquired in May and July of 2014, respectively.

Interest expense increased by $2,653,318, or 134.3%, to $4,629,312 for 2015, compared to $1,975,994 for 2014.  The net increase in interest expense compared to the prior year is primarily attributable to the impact of a full year of activity from the financing supporting the acquisitions of the two properties acquired in May and July of 2014, respectively and additional unsecured debt issued by the Company in 2015.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Loss Attributable to Talon Real Estate Holding Corp. to Funds From Operations

	Year Ended December 31,
In thousands $ (except per share)	2015			2014
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(4,479)	16,620	$(0.27)	$(2,773)	15,915	$(0.17)

Adjustments:
Non-controlling interest Operating Partnership	(2,417)	9,200	-	(972)	4,647	-
Consolidated depreciation and amortization:	5,360	-	-	2,845	-	-
adjust for non-real estate depreciation	(10)	-	-	(10)	-	-
adjust for amortization to revenue	202	-	-	149	-	-
adjust for noncontrolling real estate owned depreciation	(131)	-	-	(116)	-	-
Net adjustments	3,004	-	-	1,896	-	-
Funds from operations applicable to common shares	$(1,475)	25,820	$(0.06)	$(877)	20,562	$(0.04)

Reconciliation of Net Loss Attributable to Talon Real Estate Holding Corp. to Adjusted Funds From Operations

	Year Ended December 31,
	2015			2014
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(1,475)	25,820	$(0.06)	$(877)	20,562	$(0.04)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	103	-	-	191	-	-
Non-real estate depreciation	10	-	-	10	-	-
Amortization of deferred financing costs net of non-controlling real estate	1,194	-	-	208	-	-
Non-cash stock compensation charges	174	-	-	657	-	-

AFFO available to common shares	$6	25,820	$0.00	$189	20,562	$0.01

(1) Noncontrolling units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. We have incurred significant expenses related to operating as a public corporation, building and tenant improvements at our properties, and preparation for and execution of our acquisition strategy creating a cash shortfall from operations through December 31, 2015.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.  As of December 31, 2015, we had unrestricted cash of approximately $340,000 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Our short-term liquidity requirements consist primarily of the need to raise additional capital to provide funding for approximately $7.8 million of tenant allowances, pay off maturing unsecured notes payable in the approximate amount of $2 million, and to use any remaining proceeds to apply to other existing current liabilities.  Additionally, the Company, Talon OP and Mr. Kaminski are also guarantors of a mortgage on the building located at 180 E. Fifth Street in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring the guarantors to maintain a certain net worth and amount of cash and marketable securities throughout the term of the loan.  Failure to satisfy the financial covenant will constitute an event of default under the loan agreements which the lender may remedy by accelerating the debt. We are currently attempting to refinance this mortgage and will attempt to obtain financing with more traditional covenants; however, there is no guarantee that the Company will be able to refinance the mortgage with more favorable terms, if at all.  A sale of the building has also been contemplated to address the liquidity issue.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as pay our general and administrative expenses for operating as a public company and to satisfy our existing liabilities.

We are currently a party to a purchase agreement to acquire certain properties in Minnesota that will require cash in the near future to complete.  We may require up to approximately $81 million in debt and/or equity financing to complete the expected acquisition.

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

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and are not expected to provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings or asset sales during 2016.  Additional financing or asset sales are necessary for our company to continue as a going concern.

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

Talon Bren Road, LLC, an entity through which our Operating Partnership acquired the property located at 10301 Bren Road West, Minnetonka, MN on May 29, 2014, is party to a loan agreement secured by such property.  It is also a party to two loans the proceeds of which were used to fund certain capital improvements at the building.  This property also secures the Talon Bren Road, LLC Mortgage 2 (as defined in the table below) entered into on July 2, 2014 in connection with the acquisition of the property located at 180 E. Fifth Street St. Paul, MN.

Talon First Trust, LLC, an entity through which our Operating Partnership acquired the property located at 180 E. Fifth Street St. Paul, MN on July 2, 2014, is party to a loan agreement secured by such property.  On March 30, 2016, the lender accepted Mr. Kaminski as an additional guarantor under the loan agreements.  Although Mr. Kaminski, the Company and Talon OP have executed a joinder agreement adding Mr. Kaminski as an additional guarantor on the loan, the lender has reserved all rights, remedies and recourses available to it for any event of default whether arising prior or after the date of the agreement.  There is no assurance that the financial covenants will be satisfied in the future.  We are currently attempting to refinance this loan and the lender is aware of the Company’s refinancing efforts.

The following table summarizes the Company’s notes payable as of December 31, 2015 and 2014:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	December 31, 2015	December 31, 2014
Talon First Trust, LLC Mortgage (1)	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon First Trust, LLC. – Promissory Note (2)	Unsecured fixed rate interest only	February 15, 2016	8.00%	481,934	-
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,123,773	11,378,013
Talon Bren Road, LLC Mortgage 2(3)	Secured fixed rate interest only	March 1, 2017	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	111,797	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,049,859	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,021	295,304
Talon OP, L.P. – Promissory Note – Related Party (4)	Unsecured fixed rate interest only	June 30, 2016	24.00%	500,000	500,000
Talon OP, L.P. – Promissory Notes (5)	Unsecured fixed rate interest only	June 30, 2016	24.00%	1,000,000	250,000
				$51,786,384	$49,787,723

(1)

Beginning January 2016, mechanics lien statements were filed upon the property at 180 E. Fifth Street for work completed to prepare the tenant space for a significant lease entered into on April 9, 2015.  We are working to obtain financing to satisfy these liens.  Mechanics liens that remain undischarged of record after 60 days constitute an event of default under the loan agreements, permitting the lender to accelerate the indebtedness at its option.  The lender is aware of this default and our refinancing efforts to cure it.  They are currently not exercising any remedies with respect to any defaults.

(2)

On November 16, 2015 the Company entered into a $481,934 unsecured promissory note with the Property Manager of Talon First Trust, LLC. The note satisfied the fees due under the Property Management Agreement for the period of March 2015 through December 2015.  The note bears interest at 8% annually and had an original maturity date of December 31, 2015. Subsequently, the Company extended the maturity date to February 15, 2016 and increased the note by $103,002 for the January 2016 fees and interest incurred through December 31, 2015 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager (see Note 9 to the financial statements).

(3)

This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property. The original maturity date for this note of March 1, 2016 was amended to March 1, 2017.

(4)

Related Party promissory note (see Note 6 to the financial statements).

(5)

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at 14% annually and had an original maturity date of June 30, 2015 and July 18, 2015, respectively.  In 2015, the Company extended the maturity dates of both notes to December 31, 2015.  The notes bore interest of 20% annually from July 1, 2015 and July 19, 2015, respectively, through October 31, 2015.  Subsequently, the Company extended the maturity dates of both notes to the earlier of, the disposition or refinancing of the property at 180 E 5th Street in St. Paul or June 30, 2016.  The notes will bear interest at 24% annually from November 1, 2015 through June 30, 2016.

Off Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements.

Inflation

As of December 31, 2015, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During 2015 and 2014, inflation did not have a material impact on our revenues or net income.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements

Item 8.

Financial Statements and Supplementary Data

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

CONSOLIDATED FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the Years Ended

December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Talon Real Estate Holding Corp.

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Talon Real Estate Holding Corp. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon Real Estate Holding Corp. as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 17 to the consolidated financial statements, the company has suffered recurring losses from operations and is dependent on the success of future capital raises or profitable acquisitions of additional investment properties to sustain operations through at least December 31, 2016. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 17.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

April 6, 2016

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014 (as revised - see note 15)
ASSETS
Land and improvements	$8,165,000	$8,115,000
Building and improvements	53,285,277	42,578,545
Furniture and equipment	28,864	28,864
Total property and equipment	61,479,141	50,722,409
Less: accumulated depreciation	(5,881,183)	(3,184,632)
Net property & equipment	55,597,958	47,537,777

Cash	340,385	147,157
Rents and other receivables, net	375,351	471,490
Prepaid expenses and other assets	158,284	77,847
Restricted escrows & reserves	2,139,180	1,893,652
Deferred financing costs, net	969,527	1,135,977
Deferred leasing costs, net	3,035,853	1,083,274
Intangible assets, net	7,742,145	10,422,224
TOTAL ASSETS	$70,358,683	$62,769,398

LIABILITIES
Notes payable	$51,286,384	$49,287,723
Notes payable - related party	500,000	500,000
Accounts payable	5,406,648	1,947,481
Tenant improvement allowance	7,760,995	-
Accrued expenses and other liabilities	1,453,078	1,226,786
Tenant security deposits	166,208	176,720
Deferred rent revenue	289,034	186,701
Prepaid rent	447,773	195,163
Accrued interest	528,129	278,457
Below-market leases, net	266,228	438,041
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	71,104,477	57,237,072

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both December 31, 2015 and 2014	-	-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,057,680 issued and outstanding as of December 31, 2015 and 16,743,522 as of December 31, 2014	17,057	16,743
Additional paid in capital	1,850,382	1,101,726
Accumulated loss	(9,218,803)	(4,739,689)
Total Talon Real Estate Holding Corp. shareholders' equity (deficit)	(7,351,364)	(3,621,220)
Noncontrolling interests - Operating Partnership; 9,200,001 common units issued and outstanding as of December 31, 2015 and December 31, 2014	8,109,449	10,526,904
Noncontrolling interests - consolidated real estate entities	(1,503,879)	(1,373,358)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(745,794)	5,532,326
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$70,358,683	$62,769,398

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2015 and 2014

	2015	2014 (as revised- see note 15)
REVENUE
Rent	$7,532,117	$4,083,715
Tenant reimbursements	3,739,796	2,001,561
Other income	447,798	273,410
Total Revenue	11,719,711	6,358,686

EXPENSES
General & administrative	489,557	275,850
Salary and compensation	755,176	1,191,542
Professional	774,593	364,666
Property operating expenses	5,086,582	2,654,753
Real estate taxes & insurance	1,652,025	957,638
Depreciation and amortization	5,359,556	2,845,029
Total Expenses	14,117,489	8,289,478

Operating Loss	(2,397,778)	(1,930,792)

Interest expense	(4,629,312)	(1,975,994)

NET LOSS	(7,027,090)	(3,906,786)

Net loss attributable to noncontrolling interest - Operating Partnership	2,417,455	971,916
Net loss attributable to noncontrolling interests - consolidated real estate entities	130,521	162,005

NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(4,479,114)	$(2,772,865)

Loss per common share basic and diluted	$(0.27)	$(0.17)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2015 and 2014

	Number of Common Shares	Common Shares ($)	Additional Paid In Capital	Accumulated Loss	Total Controlling interests	Number of OP Common Units	Operating Partnership Common Units ($)	Non-controlling Interests in Real Estate	Total Equity
December 31, 2013	15,762,222	$15,762	$449,873	$(1,966,824)	$(1,501,189)	-	$-	$(1,211,353)	$(2,712,542)
Operating Partnership common units issued, net of issuance costs	-	-	-	-	-	9,200,001	11,498,820	-	11,498,820
Shares issued as stock compensation	981,300	981	651,853	-	652,834	-	-	-	652,834
Net loss	-	-	-	(2,772,865)	(2,772,865)	-	(971,916)	(162,005)	(3,906,786)
December 31, 2014 (as revised - see note 15)	16,743,522	$16,743	$1,101,726	$(4,739,689)	$(3,261,220)	9,200,001	$10,526,904	$(1,373,358)	$5,532,326
Forfeited restricted shares	(145,842)	(146)	146	-	-	-	-	-	-
Shares issued as stock compensation	-	-	173,970	-	173,970	-	-	-	173,970
Shares issued for guarantee of note payable	460,000	460	574,540	-	575,000	-	-	-	575,000
Net loss	-	-	-	(4,479,114)	(4,479,114)	-	(2,417,455)	(130,521)	(7,027,090)
December 31, 2015	17,057,680	$17,057	$1,850,382	$(9,218,803)	$(7,351,364)	9,200,001	$8,109,449	$(1,503,879)	$(745,794)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015 and 2014

	For the Years Ended December 31,
	2015	2014 (as revised – see note 15)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,027,090)	$(3,906,786)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	5,561,843	2,994,039
Amortization of deferred financing	1,200,816	213,990
Stock-based compensation expense	173,970	656,623
Provision for doubtful accounts	100,546	5,784
Changes in operating assets and liabilities:
Rents and other receivables	(45,444)	(468,360)
Deferred rents receivable	-	35,824
Prepaid expenses and other assets	9,563	147,996
Deferred leasing costs	(95,200)	-
Accounts payable	192,525	1,130,960
Accrued expenses and other liabilities	(26,858)	122,788
Tenant security deposits	(10,512)	4,441
Deferred rent revenue	102,333	186,701
Prepaid rent	252,610	(750,887)
Accrued interest	249,672	273,777
Net cash flows from operating activities	638,774	646,890

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases or improvements of land, building, intangible assets	(1,331,322)	(626,733)
Deposits to restricted escrows and reserves	(2,966,867)	(1,846,978)
Payments from restricted escrows and reserves	2,721,339	1,273,489
Cash received upon settlement of acquisition	-	58,472
Net cash flows from investing activities	(1,576,850)	(1,141,750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	3,000,000	620,000
Principal payments on notes payable	(1,483,273)	(456,536)
Proceeds of related party notes	-	600,000
Principal payments on related party notes	-	(200,000)
Deposits or cash paid for financing costs	(385,423)	-
Operating partnership and common stock issuance costs	-	(4,969)
Net cash flows from financing activities	1,131,304	558,495

Net Change in Cash	193,228	63,635

CASH - BEGINNING OF PERIOD	147,157	83,522
CASH - END OF PERIOD	$340,385	$147,157

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets acquired through the issuance of operating partnership units and assumption of debt	$-	$58,935,611
Escrow and reserves funded through the issuance of debt	-	1,129,691
Purchases of building and land improvements included in accounts payable and tenant improvement allowance	9,425,410	-
Leasing and finance fees included in accounts payable and other liabilities	2,337,311	849,120
Issuance of common stock included in financing costs	575,000	-
Accounts payable converted to notes payable (see Note 5)	481,934	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and preferred Operating Partnership preferred units	$3,178,825	$1,508,671

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Talon Real Estate Holding Corp. (“TREHC”) previously established an Operating Partnership (“Talon OP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.  As the sole general partner of Talon OP we have the exclusive power to manage and conduct the business and affairs for the operating partnership.  TREHC owned approximately 65% and 64.5% of the Operating Partnership as of December 31, 2015 and December 31, 2014, respectively.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, 100% of Talon First Trust, LLC, and 100% of Talon RE as of December 31, 2015.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate. Talon Real Estate, LLC (“Talon RE”) was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”).

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

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 E. Fifth Street, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial use.  The property totals 656,875 net rentable square feet.  As of December 31, 2015, the Company had tenants occupying approximately 62% of the rentable space.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease (see Note 9).

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 of net rentable square feet.  As of December 31, 2015, the Company had 100% of the rentable space leased.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES (continued)

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of December 31, 2015, the Company had tenants occupying approximately 85% of the rentable space.

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,139,180 and $1,893,652 as of December 31, 2015 and 2014, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rents and other Receivables

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $93,560 and $10,784 as of December 31, 2015 and 2014, respectively.

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term.  For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables.  If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for tenant improvements of $1,152,211 and $543,283 year ended December 31, 2015 and 2014, respectively. The Company had amortization expense for leasing costs of $337,704 and $146,317 year ended December 31, 2015 and 2014, respectively. The Company had accumulated amortization for tenant allowances of $1,826,901 and $674,691 as of December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company had deferred leasing costs and tenant allowances recorded as building improvements of $11,503,791 that did not have amortization expense in the year ended December 31, 2015 due to lease terms that have not commenced as of that date.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

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

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized on a straight-line basis over the financing term and are included in interest expense. The Company had amortization expense of $1,200,816 and $213,990 for the years ended December 31, 2015 and 2014, respectively.  The Company had accumulated amortization of $1,502,895 and $302,080 as of December 31, 2015 and 2014, respectively.  As of December 31, 2015, the Company had incurred deferred financing costs of $139,021 that did not have amortization expense in the year ended December 31, 2015 as the financings had not closed as of that date.

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

The Company finalized the purchase price fair value allocation of the First Trust acquisition during the year ended December 31, 2015 and has recorded certain measurement period adjustments that have impacted the previously reported 2014 consolidated financial statements.

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

As of and for the Years Ended December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Real Estate Property and Fixed Assets (continued)

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $182,967 and $149,010 to rent revenue for above and below-market leases for the year ended December 31, 2015 and 2014, respectively. Amortization of other intangibles is recorded in depreciation and amortization expense.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the years ended December 31, 2015 or 2014.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes (continued)

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2012. The Company is not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, the Company has elected to record the income tax penalties as general and administrative expense and any related interest as interest expense in the Company's consolidated statements of operations.

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $173,970 and $656,623 of compensation expense for the years ended December 31, 2015 and 2014, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued 460,000 shares of common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the year ended December 31, 2015.  The value of the stock issued has been included as deferred financing costs in the consolidated balance sheet as of December 31, 2015.  Financing costs of $527,083 related to this stock issuance were amortized to interest expense for the year ended December 31, 2015.  No stock was issued in exchange for goods or services of non-employees in the year ended December 31, 2014.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of December 31, 2015 and 64.5% as of December 31, 2014. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

As of and for the Years Ended December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) or Earnings Per Share (continued)

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Years Ended December 31,
	2015	2014
Weighted average common shares outstanding - basic	16,620,432	15,915,380
Plus potentially dilutive common shares:
Unvested restricted stock	61,921	140,047
Contingent shares (note 9)	-	-
Weighted average common shares outstanding - diluted	16,682,353	16,055,427

Reclassifications

Certain previously reported amounts have been reclassified to conform to the current financial statement presentation.  As disclosed in Note 15, the Company has revised certain amounts previously reported in the Company’s 2014 financial statements as a result of finalizing the purchase price allocation for the acquisition of the property at 180 E. Fifth Street.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Lease contracts are specifically excluded from the new accounting guidance.  This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued).The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company currently has disclosed certain matters relative to going concern in Note 17 but presently has not yet adopted the new guidance.

In April 2015, the FASB issued ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.   The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  Adoption of the new ASU are not expected to have material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"). This amends ASC 810, Consolidation (ASC "810"), to improve targeted areas of consolidation guidance by simplifying the requirements of consolidation and placing more emphasis on risk of loss when determining a controlling financial interest. ASU 2015-02 is effective for the annual period ending after December 15, 2015, and subsequent interim and annual periods with early adoption permitted. The adoption of ASU 2015-02 did not have a material impact on the Company's consolidated financial statements.

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

As of and for the Years Ended December 31, 2015 and 2014

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

During February 2016, FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from January 2016 to December 2027. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases as of December 31, 2015:

2016	$7,268,798
2017	6,933,638
2018	6,787,635
2019	6,006,932
2020	2,901,908
Thereafter	11,968,225
Total	$41,867,136

Included in the above table are base lease payments due beginning January 1, 2018 totaling $15,627,822 for a significant tenant that has not occupied space yet, but for which we have an executed lease agreement (see Note 9).

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 5 – NOTES PAYABLE

The following table summarizes the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	December 31, 2015	December 31, 2014
Talon First Trust, LLC Mortgage (1)	Secured floating rate interest only	July 5, 2017	5.75%	$32,000,000	$32,000,000
Talon First Trust, LLC. – Promissory Note (2)	Unsecured fixed rate interest only	February 15, 2016	8.00%	481,934	-
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,123,773	11,378,013
Talon Bren Road, LLC Mortgage 2(3)	Secured fixed rate interest only	March 1, 2017	16.00%	2,000,000	-
Talon Bren Road, LLC Mortgage 2	Secured fixed rate	December 31, 2014	6.00%	-	881,427
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	111,797	137,027
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,049,859	4,120,952
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	294,021	295,304
Talon OP, L.P. – Promissory Note – Related Party (4)	Unsecured fixed rate interest only	June 30, 2016	24.00%	500,000	500,000
Talon OP, L.P. – Promissory Notes (5)	Unsecured fixed rate interest only	June 30, 2016	24.00%	1,000,000	250,000
				$51,786,384	$49,787,723

(1)

Beginning January 2016, mechanics lien statements were filed upon the property at 180 E. Fifth Street for work completed to prepare the tenant space for a significant lease entered into on April 9, 2015.  We are working to obtain financing to satisfy these liens.  Mechanics liens that remain undischarged of record after 60 days constitute an event of default under the loan agreements, permitting the lender to accelerate the indebtedness at its option.  The lender is aware of this default and our refinancing efforts to cure it.  They are currently not exercising any remedies with respect to any defaults.

(2)

On November 16, 2015 the Company entered into a $481,934 unsecured promissory note with the Property Manager of Talon First Trust, LLC. The note satisfied the fees due under the Property Management Agreement for the period of March 2015 through December 2015.  The note bears interest at 8% annually and had an original maturity date of December 31, 2015. Subsequently, the Company extended the maturity date to February 15, 2016 and increased the note by $103,002 for the January 2016 fees and interest incurred through December 31, 2015 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager (see Note 9).

(3)

This note replaces the previous Talon Bren Road, LLC Mortgage 2 note that matured December 31, 2014 and is secured by the same property.  The original maturity date for this note of March 1, 2016 was amended to March 1, 2017.

(4)

Related Party promissory note (see Note 6).

(5)

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at 14% annually and had an original maturity date of June 30, 2015 and July 18, 2015, respectively.  In 2015, the Company extended the maturity dates of both notes to December 31, 2015.  The notes bore interest of 20% annually from July 1, 2015 and July 19, 2015, respectively, through October 31, 2015.  Subsequently, the Company extended the maturity dates of both notes to the earlier of, the disposition or refinancing of the property at 180 E 5th Street in St. Paul or June 30, 2016.  The notes will bear interest at 24% annually from November 1, 2015 through June 30, 2016.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to make the following principal payments on our outstanding notes payable for each of the succeeding fiscal as follows:

Amount
2016	$34,350,502
2017	6,576,518
2018	322,112
2019	10,537,252
$51,786,384

The Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures.

The Company’s mortgage assumed by Talon Bren Road, LLC in connection with the acquisition of the property at Bren Road includes a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage (“DSCR”) before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year.  As of December 31, 2015, Talon Bren Road LLC was out of compliance with the DSCR test.  An amendment to the loan agreement as well as waiver of the DSCR default for the December 31, 2015 test date was subsequently executed.  The loan agreement was amended to include a minimum Senior Debt Service Coverage Ratio (pre-distributions) of not less than 1.50:1.00.  It also amended and restated the minimum Debt Service Coverage Ratio before distributions of not less than 1.20:1.00 as of the last day of each calendar year commencing after December 31, 2015.

The Company’s mortgage entered into by Talon First Trust, LLC in connection with the property at 180 E. Fifth Street, St. Paul, Minnesota includes a financial covenant that requires the Company to maintain a net worth that equals or exceeds $30 million and cash and marketable securities equal to or greater than $3 million as of December 31, 2015 through the remaining term of the loan. The loan agreement allows the Company 30 days following any failure in which to satisfy this financial covenant or provide an individual or entity acceptable to lender as another guarantor on the loan and of the environmental indemnity obligations. Failure to satisfy the covenant would constitute an event of default under the terms of the loan.  The Company (as well as Talon OP, L.P.) is a guarantor of the loan entered into by Talon First Trust, LLC and an indemnitor of Talon First Trust, LLC’s environmental obligations in connection with the property at 180 E. Fifth Street, St. Paul, Minnesota.  The lender has accepted Mr. Kaminski as an additional guarantor pursuant to the Joinder Agreement dated March 30, 2016.  Although Mr. Kaminski has executed a joinder agreement adding himself as an additional guarantor on the loan, the lender has reserved all rights, remedies and recourses available to it for any event of default whether arising prior or after the date of the agreement.  There is no assurance that the financial covenants will be satisfied in the future.  As such, the Company has included the full outstanding balance of the loan in the principal amounts due in 2016 in the table above.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

The Company engaged in services with related parties due to common ownership during the periods presented, which are described below.

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with one of its directors. The note bore interest at 14% annually and had an original maturity date of February 8, 2015.  Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party.  In 2015, the Company extended the maturity date of the note to December 31, 2015.  The note bore interest at 20% annually from July 1, 2015 through September 30, 2015.  Subsequently, in 2016 the Company extended the maturity date of the note to the earlier of, the disposition or refinancing of the property at 180 E. Fifth Street in St. Paul or June 30, 2016.  The note will bear interest at 24% annually from November 1, 2015 through June 30, 2016. The Company incurred $90,164 and $41,760 of interest expense for the years ended December 31, 2015 and 2014, respectively.  Accrued interest on the note was $117,397 and $27,233 as of December 31, 2015 and 2014, respectively.  The Company did not pay any interest on the current note for the year ended December 31, 2015 and 2014, respectively.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 31% of the Company’s total rentable space as of December 31, 2015 with base rent representing 62% of total base rent revenues for the year ended December 31, 2015.  For the same period in 2014, three tenants rented approximately 30% of the total rentable space as of December 31, 2014 with base rent representing 56% of total base rent revenues for the year ended December 31, 2014. The largest tenant rents approximately 12% of the rentable space and represents 24% of total base rent revenues for the year ended December 31, 2015.  The Company had two parties who accounted for 90% of the total outstanding rents and other receivables balance as of December 31, 2015 and the same two parties accounted for 76% of the total outstanding rents and other receivables balance as of December 31, 2014.

NOTE 8 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The balances in these restricted escrows and reserve accounts are as follows:

	December 31, 2015	December 31, 2014
Real estate tax escrow	$351,407	$387,063
Replacement reserve escrow	5,615	166,914
Property insurance escrow	60,961	60,186
General escrow	68,500	33,000
Tenant improvements & leasing cost escrow	1,652,697	1,246,489
	$2,139,180	$1,893,652

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, Talon RE entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 54 months. The Company incurred $105,357 and $78,369 of rent expense for the years ended December 31, 2015 and 2014, respectively.  The lease is subject to periodic adjustments for operating expenses. The future net minimum rental payments for this lease are as follows:

Years ending December 31,
2016	51,629
2017	67,690
2018	84,664
2019	89,187
2020	45,876
$339,046

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company recognized $153,173 and $188,724 of income under this agreement for the years ended December 31, 2015 and 2014, respectively.

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

The consulting agreement provides for a reduction of the monthly consulting fees upon potential receipt of funds by the Consultant from a subsequent mortgage financing.  The Company had recognized $131,250 of accrued expenses for this contingency based on the likelihood of expenses to be incurred that could be reasonably estimated at the time of acquisition.  This contingent liability was included as part of the purchase price fair value allocation of the tangible and intangible assets acquired on May 29, 2014 and currently has a balance of $0.

The Company incurred $538,877 and $87,500 of consulting expenses for the year ended December 31, 2015 and 2014, respectively. The Company had amounts due of $45,938 and $43,750 as of December 31, 2015 and 2014, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company incurred $614,662 and $319,530 of expenses for the year ended December 31, 2015 and 2014, respectively. The Company had amounts due of $0 and $54,633 as of December 31, 2015 and 2014, respectively. On November 16, 2015, the Company entered into a $481,934 unsecured promissory note with the Property Manager in satisfaction of the fees for the period of March 2015 through December 2015.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $8.2 million.  As of December 31, 2015, the Company had recorded $216,278 and $7,760,995 to building improvements and tenant improvement allowance payable, respectively, related to this commitment.  On April 1, 2016, the tenant has provided notice asserting a right to terminate the lease based on certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  The Company has responded and is working with the tenant to resolve the dispute and intends to defend its position that the tenant does not have any rights to terminate the lease.  At this time, the Company is unable to determine and therefore has not recorded any obligations with respect to this dispute.

On August 31, 2015, the Company amended a lease arrangement with an existing tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $252,000.  As of December 31, 2015, the Company had recorded leasing incentives payable of $235,500 to accrued expenses and other liabilities related to this commitment.

NOTE 10 – RESTRICTED STOCK

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 10 – RESTRICTED STOCK (continued)

As of December 31, 2015, the Company had granted 775,458 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2014	220,008	$0.60
Granted	981,300	1.25
Vested	(548,491)	1.20
Forfeited or rescinded	-	-
Granted and not vested, December 31, 2014	652,817	$1.08
Granted	-	1.25
Vested	(219,968)	0.95
Forfeited or rescinded	(145,842)	1.25
Granted and not vested, December 31, 2015	287,007	$1.20

Total unrecognized compensation expense related to the outstanding restricted stock as of December 31, 2015 and 2014 was $345,733 and $702,007, respectively, which is expected to be recognized over a weighted average period of 16 months.  The Company recognized $173,970 and $656,623 of stock-based compensation expense for the years ended December 31, 2015 and 2014, respectively, that is included in salary and compensation in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2014	1,200,000
Authorized increase in Plan shares	472,867
Granted	(981,300)
Authorized but not granted or issued, December 31, 2014	691,567
Authorized increase in Plan shares	502,306
Forfeited	145,842
Authorized but not granted or issued, December 31, 2015	1,339,715

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 11 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  The Company does not expect to pay any federal or state income tax for 2015 because it projects losses to exceed operating income in 2015. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized.  Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of its net deferred tax assets and has provided a full valuation allowance of approximately $1,642,000 and $1,157,000 against the net deferred tax assets as of December 31, 2015 and 2014, respectively. The net change in the total valuation allowance was an increase of approximately $485,000 and $821,000 for the Years Ended December 31, 2015 and 2014, respectively.  Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes.  There were no unrecognized tax benefits at the end of the reporting period.

The Company calculated its estimated annualized effective tax expense rate at 0% for December 31, 2015.  The Company had no income tax expense based on its pre-tax loss for the Years Ended December 31, 2015 and 2014.

Deferred tax assets (liabilities) consist of the following components as of:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Loss carry forwards	$1,642,000	$1,157,000
Valuation allowance for deferred tax assets	(1,642,000)	(1,157,000)
Net deferred tax assets	$-	$-

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	2015	2014
Statutory U.S. income tax rate	34.00%	34.00%
State taxes, net of federal tax effect	6.47	6.47
Change in valuation allowance	(10.84)	(34.22)
Other, including permanent differences	(29.63)	(6.24)
Effective income tax benefit rate	-%	-%

At December 31, 2015, the Company had net operating loss carryforwards for federal purposes of $4,059,000 and $4,055,000 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2029.  At December 31, 2014, the Company had net operating loss carryforwards for federal purposes of $3,260,000 and $2,765,000 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2029.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 12 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at December 31, 2015 and December 31, 2014 were as follows:

	December 31, 2015	December 31, 2014 (as revised - see note 15)
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(4,168,849)	(1,488,770)
Net carrying amount	$7,742,145	$10,422,224

	December 31, 2015	December 31, 2014
Identified intangible liabilities:
Below-market leases	507,746	507,746
Accumulated amortization	(241,518)	(69,705)
Net carrying amount	$266,228	$438,041

The effect of amortization of acquired intangible assets and liabilities was $2,508,266 and $1,419,065 for the years ended December 31, 2015 and 2014, respectively. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $354,780 and $218,715 for the years ended December 31, 2015 and 2014, respectively.  Amortization of below-market leases as an addition to rent revenue was $171,813 and $69,705 for the years ended December 31, 2015 and 2014, respectively.  Amortization of in-place leases was $2,325,300 and $1,270,055 the year ended December 31, 2015 and 2014, respectively.  In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2016	$2,276,542	$115,590
2017	2,247,503	113,849
2018	1,654,921	36,789
2019	1,175,159	-
2020	388,020	-
	$7,742,145	$266,228

NOTE 13 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of December 31, 2015 or 2014.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 14 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There was $35,001 of preferred payments outstanding as of December 31, 2015.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of December 31, 2015 and 2014.

NOTE 15 – ACQUISITIONS

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

On May 29, 2014, Talon OP entered into a contribution agreement with Bren Road, LLC and acquired through Talon Bren Road, LLC, a Delaware limited liability company that is wholly owned by Talon OP, the Minneapolis Mart building and certain other assets located at 10301 Bren Road West, Minnetonka, MN.  The consideration for this property consists of (i) the assumption by Talon Bren Road, LLC of a secured loan of Bren Road, LLC with an aggregate principal amount of $11.5 million and a fixed interest rate of 4.65% which matures on May 28, 2019, and (ii) 5,200,000 common units of Talon OP.  The acquisition closed on May 29, 2014.  The Company recognized approximately $4,221,000 in revenue and $2,282,000 in net income before interest, depreciation and amortization expense from this property from the date of acquisition through December 31, 2015.

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

As of and for the Years Ended December 31, 2015 and 2014

NOTE 15 – ACQUISITIONS (continued)

The Company has allocated the total cost of the acquisition as follows:

Item
Tangible Assets:
Land	$4,700,000
Building	12,444,250

Intangible Assets:
In Place Leases	987,000
Total Assets Acquired	$18,131,250

Liabilities Assumed/Incurred:
Debt	$11,500,000
Contingent liability	131,250
Net Assets Acquired	$6,500,000

On July 2, 2014, Talon OP, L.P. (“Talon OP”) entered into a contribution agreement with various parties and acquired the First Trust Center building and certain other assets located at 180 E. Fifth Street, St. Paul, MN through Talon First Trust, LLC, a wholly-owned subsidiary of Talon OP.  The consideration for this property consisted of (i) $32 million of cash, financed via a mortgage loan (ii) 30,000 preferred units of Talon OP and (iii) 4 million common units of Talon OP. The acquisition closed on July 2, 2014.  The Company recognized approximately $12,757,000 in revenue and $4,749,000 in net income before interest, depreciation and amortization expense from this property from the date of acquisition through December 31, 2015.

The consideration for the acquisition of the property located at 180 E. Fifth Street as of the acquisition date consisted of the following:

Item
Mortgage loan	$32,000,000
Issuance of 4,000,000 common units of Talon OP	5,000,000
Issuance of 30,000 preferred units of Talon OP	3,000,000
Assumption of accrued expenses and other liabilities	804,361
Total purchase price	$40,804,361

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 15 – ACQUISITIONS (continued)

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

As noted in our 2014 Annual Report, the preliminary fair value estimates for the assets acquired and liabilities assumed were based upon preliminary calculations, valuations and assumptions that were subject to change as the Company obtained additional information during the measurement period.  During the year ended December 31, 2015, the company obtained the additional information necessary to support a final allocation of the total cost of the acquisition, and accordingly, recorded certain measurement period adjustments that have impacted the previously reported 2014 consolidated balance sheet.  The net impact of these measurement period adjustments on previously reported selected consolidated balance sheet line items are as follows:

	As originally reported December 31, 2014	Adjustments	As adjusted December 31, 2014
Assets
Land and improvements	$8,562,000	$(447,000)	$8,115,000
Building and improvements	41,113,139	1,465,406	42,578,545
Accumulated depreciation	(2,718,096)	(466,536)	(3,184,632)
Deferred leasing costs, net	91,581	991,693	1,083,274
Intangible assets, net	11,614,284	(1,192,060)	10,422,224

Liabilities
Accrued expenses and other liabilities	422,425	804,361	1,226,786
Below-market leases, net	309,787	128,254	438,041

Shareholders' Equity
Accumulated Loss	(4,364,853)	(374,836)	(4,739,689)
Noncontrolling interests - Operating Partnership	10,733,180	(206,276)	10,526,904

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 15 – ACQUISITIONS (continued)

The net impact of these adjustments to the previously reported 2014 consolidated balance sheet was an increase in assets of $351,503, an increase in liabilities of $932,615, and a decrease in shareholders’ equity of $581,112.

The net impact of these measurement period adjustments on previously reported selected line items in the consolidated statements of operations and cashflows are as follows:

CONSOLIDATED STATEMENTS OF OPERATIONS	For the Year Ended December 31, 2014
	As originally reported	Adjustments	As adjusted
REVENUE
Rent	$4,158,905	$(75,190)	$4,083,715
EXPENSES
Depreciation and amortization	2,339,107	505,922	2,845,029
NET LOSS	(3,325,674)	(581,112)	(3,906,786)
Net loss attributable to noncontrolling interest - Operating Partnership	765,640	206,276	971,916
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	(2,398,029)	(374,836)	(2,772,865)

Loss per common share basic and diluted	$(0.15)	(0.02)	$(0.17)

CONSOLIDATED STATEMENTS OF CASH FLOWS	For the Year Ended December 31, 2014
	As originally reported	Adjustments	As adjusted
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(3,325,674)	$(581,112)	$(3,906,786)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	2,412,927	581,112	2,994,039

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Real estate assets acquired through the issuance of operating partnership units and debt	58,131,250	804,361	58,935,611

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 15 – ACQUISITIONS (continued)

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisitions of the properties located at Bren Road and 180 E. Fifth Street had occurred at January 1, 2014, the beginning of the earliest period presented. The unaudited pro forma consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisitions been completed on the dates indicated. In addition, the unaudited pro forma consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

Year Ended December 31, 2014
(unaudited)
Revenue	$11,702,111
Net income (loss) (1)	$(6,284,210)
Net income (loss) attributable to Talon Real Estate Holding Corp.	$(3,976,993)
Income (Loss) per share basic and diluted	$(0.25)
Basic and diluted weighted average shares outstanding	15,915,380

(1)  Net income (loss) includes the effects of depreciation and amortization expense of $5,790,009 for the Year Ended December 31, 2014.

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

NOTE 17 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related operating as a public corporation, completing building and tenant improvements at our properties, and pursuing our acquisition strategy creating a cash shortfall through December 31, 2015.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, pay off maturing debt, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.  As of December 31, 2015, we had unrestricted cash of $340,385 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. The loan secured by the property at 180 E. Fifth Street may be accelerated by the lender which would require refinancing or sale of the property.  We may also be unable to borrow or obtain sufficient funds for repayment on terms acceptable to us or at all, and our ability to obtain future financing may also be impacted negatively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2015 and 2014

NOTE 17 – GOING CONCERN (continued)

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

Although we plan to aggressively pursue acquisitions to grow our business there is no assurance that we will be able to acquire additional properties in the future or obtain the necessary financing to acquire such properties.

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and do not provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings in 2016.

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

None.

Item 9A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K.  This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”).  Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.  Based on this evaluation, our CEO and CFO have concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management concluded that we maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

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

Changes in Internal Control over Financial Reporting

There were no other changes in our internal control over financial reporting during the most recent fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.

Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers.”

Directors

The following table sets forth certain information regarding each of our directors:

Name	Age	Position	Director Since
MG Kaminski	56	Chief Executive Officer and Chairman of the Board of Directors	June 2013
Neil Brown	57	Director	June 2013
Curtis Marks	55	Director	June 2013

Our board of directors has established an audit committee, a compensation committee and a governance and nominating committee. Mr. Brown and Mr. Marks are the sole members of each of our committees.

NEIL BROWN has served as our Director since June 7, 2013. Mr. Brown served as Chief Financial Officer of Sawtooth Asset Management, Inc. from January 2014 to October 2014.  Previously, Mr. Brown served in various executive roles at TCF Financial Corporation (“TCF”), a national bank holding company based in Minnesota, including Chief Risk Officer from January 2012 to November 2012, President and Chief Operating Officer from 2007 to 2011 and Executive Vice President and Chief Financial Officer from 1998 to 2006.  Prior to joining TCF, Mr. Brown was an audit partner at KPMG LLP in Minneapolis. Mr. Brown also serves as a director of N.A. Corporation and NimbeLink Corporation.  Mr. Brown’s qualifications to serve on our board of directors include, among other skills and qualifications, his financial accounting and risk management expertise and his experience in the management of publicly-traded companies developed during his service at TCF.

CURTIS MARKS has served as our Director since June 7, 2013.  Mr. Marks also serves as the President and Chief Executive Officer of Click Boarding LLC, an on-boarding software company he founded.  Mr. Marks primarily focuses on strategic planning, acquisitions, and developing business partners. Mr. Marks has built and sold numerous companies, the most recent being Verifications Inc., an international employment screening company that provides services to 48% of Fortune 100 companies.  Prior to Verifications Inc., Mr. Marks served as Chief Executive Officer of Automated Telemarketing Services Inc., a software reseller.  Mr. Marks also has extensive experience owning and working with technology-focused companies in various industries.  Mr. Marks’ qualifications to serve on our board of directors include, among other skills and qualifications, his management and operational experience as well as his experience in founding, building, and owning various companies.

Audit Committee of our Board of Directors

Mr. Brown and Mr. Marks comprise our audit committee. The purpose of our audit committee is to oversee the accounting and financial reporting processes of our company and the audits of the financial statements of our company.  Our audit committee’s function is one of oversight and, in that regard, our audit committee meets with our management and our independent registered public accounting firm to review and discuss our financial reporting and our controls regarding accounting and risk of material loss.

Director Independence and Audit Committee Financial Expert

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated thereunder require directors and certain officers and persons who own more than ten percent of our common stock to file reports of their ownership of our common stock and changes in their ownership with the SEC.  To our knowledge, all reports required to be filed under Section 16(a) of the Securities and Exchange Act of 1934 were filed on a timely basis during 2015 except that Curtis Marks and MG Kaminski each filed a late Form 4 and First Tracks LLC filed two late Form 4s.

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

Compensation Committee Process

Our Compensation Committee consists of our independent directors, Mr. Brown and Mr. Marks, who meet periodically to review compensation for each executive officer.  The chairman of the committee, Mr. Marks, served as President and Chief Executive Officer of an international employment screening and on-boarding company which he founded in 1989 and provides services to 48% of Fortune 100 companies.  The committee members will consider all elements of compensation and utilize their experience and judgment in determining the total compensation elements appropriate for each executive consistent with our compensation objectives.  The compensation committee has determined that our compensation programs do not create inappropriate or excessive risk that is likely to have a material adverse effect on the company.

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

Determining Executive Compensation for 2015

Our executive compensation program for 2015 consisted of three main elements:

•

Base salary

•

Equity awards

•

Other benefits

We have a long-term equity incentive program that we have used in the past to encourage the creation of long-term value for our shareholders, retain our key executives and build equity ownership among participants in the program.  We believe stock grants can align the interests of the named executives with those of our shareholders and enhance retention of key executives and provide value only if the employee remains with our company until his or her stock grants vest.  We did not grant any equity awards to our chief executive officer in 2015 and 2014.

Elements of Executive Officer Compensation for 2015

Base Salary

Base salary is a set amount of cash compensation that is not variable in nature.  Base salaries for the executive officers are reviewed annually by the compensation committee, but are not automatically increased if the committee believes that the executive’s total compensation opportunity from all elements of compensation is appropriate in light of our compensation objectives.  Adjustments are based on each executive officer’s performance for the prior year; his or her experience, expertise and position within our company; overall company performance; and compensation levels for comparable positions at other companies in the retail industry with whom our company competes, as reported in external compensation sources.  Although the compensation committee may use comparative data as a tool to assess reasonableness and competitiveness of base salaries, the members of the committee exercised their subjective judgment in view of our compensation objectives.

The aggregate base salaries earned by the named executives in fiscal 2015 are listed in the Summary Compensation Table below.  Our compensation committee did not approve any increases in base salary for executive officers in 2015.

Equity Awards

Equity incentive award compensation is a key component of our company’s executive compensation strategy.  The 2013 Equity Incentive Plan (the “2013 Plan”) allows us to grant stock options, stock appreciation rights (or SARs), restricted stock, stock units, other stock-based awards and cash incentive awards. Each award will be evidenced by an agreement with the award recipient setting forth the terms and conditions of the award, except for awards that involve only the immediate issuance of unrestricted shares of our common stock. Awards under the 2013 Plan have a maximum term of ten years from the date of grant. The compensation committee may provide that the vesting or payment of any award will be subject to the attainment of specified performance measures in addition to the satisfaction of any continued service requirements, and the compensation committee will determine whether such measures have been achieved. The compensation committee may generally amend the terms of any award previously granted, except that no stock option or SAR may be amended to decrease its exercise price or in any other way be “repriced” without the approval of our shareholders, and no award may be amended in a way that materially impairs the rights of a participant without the participant’s consent (unless the amendment is necessary to comply with applicable law or stock exchange rules or any compensation recovery policy adopted by our board of directors or the compensation committee). Under the 2013 Plan, our compensation committee may structure any “full value award” (an award other than an option, SAR or cash incentive award) or any cash incentive award in a manner designed to qualify the award as performance-based compensation that is not subject to the $1,000,000 limitation on the federal income tax deductibility of compensation paid to any covered executive officer that is imposed by Section 162(m) of the Code.

In 2015, we did not award any stock compensation to any of our officers under the 2013 Plan.

Other Benefits

The compensation committee believes that we must offer a competitive benefits program to attract and retain our executive officers.  During 2015, we provided medical and other benefits to our executive officers that are generally available to our other employees.

Other Agreements and Policies

Employment Agreements

MG Kaminski

We are party to an employment agreement with MG Kaminski, our Chief Executive Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Mr. Kaminski by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement, Mr. Kaminski received $23,660 in annual base salary for 2013. Thereafter, his base salary will be determined by our board of directors or the compensation committee and reviewed annually. Mr. Kaminski continues to earn an annual base salary of $23,660 for 2014 and 2015. Mr. Kaminski is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or the compensation committee if he meets or exceeds performance goals mutually agreed upon by him and us. Such bonus compensation will be determined by our board of directors or the compensation committee on an annual basis.  No bonus compensation was paid to Mr. Kaminski in 2015.  As of the date of this report, we have not agreed on any performance goals for 2016 with Mr. Kaminski.

Mr. Kaminski’s employment agreement requires he not disclose our confidential information during the term of the agreement or thereafter. He also is prohibited from competing with us or soliciting any of our employees during the term of his employment with us and for a period of one year following termination of his employment.

Eun Stowell

We are party to an employment agreement with Eun Stowell, our Chief Financial Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Ms. Stowell by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement, Ms. Stowell’s annual base salary is $200,000 for 2013 and will be reviewed annually and may be adjusted by us from time to time. Ms. Stowell continues to earn an annual base salary of $200,000 in 2014 and 2015.  Ms. Stowell is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or compensation committee if she meets or exceeds performance goals mutually agreed upon by her and us. Such bonus compensation will be determined by our board of directors or compensation committee on an annual basis.  No bonus compensation was paid to Ms. Stowell in 2015.  As of the date of this report, we have not agreed on any performance goals for 2016 with Ms. Stowell.

Ms. Stowell’s employment agreement requires her not disclose our confidential information during the term of the agreement or thereafter. She also is prohibited from competing with us or soliciting any of our employees during the term of her employment with us and for a period of one year following termination of her employment.

Equity Award Approval Policy

Our board of directors has adopted a policy regarding the approval of equity awards under the 2013 Plan.  Equity awards are generally determined annually by a meeting of the compensation committee.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the company’s chief executive officer or its other four most highly paid executive officers.  This limitation does not apply to compensation that meets the requirements under Section 162(m) for “qualifying performance-based” compensation (i.e., compensation paid only if the individual’s performance meets pre-established objective goals based on performance criteria approved by shareholders).  We believe that all executive compensation in 2015 is deductible under current federal income tax laws.  We believe there may be circumstances in which our interests are best served by maintaining flexibility in the way compensation is provided, whether or not compensation is fully deductible under Section 162(m).  We also believe that the amount of any loss of a tax deduction under Section 162(m) will be insignificant to our company’s overall tax position.

Compensation Committee Report

The compensation committee of our board of directors has discussed and reviewed the Compensation Discussion and Analysis with management.  Based upon this review and discussion, the compensation committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report.

The Compensation Committee
Curtis Marks (chair)
Neil Brown

Summary Compensation Table

The following table shows, for our named executives, information concerning compensation earned for services in all capacities during fiscal years 2015, 2014 and 2013.

		Salary ($)	Stock Awards ($) (1)	Other Compensation ($)(2)	Total ($)
MG Kaminski, Chief Executive Officer	2015	23,660	—	13,200	36,860
	2014	23,660	—	10,360	34,020
	2013	13,399	—	6,843	20,242

Eun Stowell, Chief Financial Officer	2015	200,000	73,985	8,658	282,643
	2014	200,000	136,487	6,223	342,710
	2013	150,399	11,995	1,297	163,691

(1)

Values expressed represent the actual compensation cost recognized by our company during the years presented for stock awards granted and utilizing the assumptions discussed in Note 10 to our company’s financial statements for 2015.

(2)

Consists of the amounts paid for insurance and other employee benefits for the benefit of the named executives.

Grants of Plan-Based Awards

No awards were granted under the 2013 Plan to the named executive officers during 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding awards granted under the 2013 Plan to the named executive officers as of December 31, 2015.

Name	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Eun Stowell	150,047	$202,563 (1)

(1)

Market value of shares determined using the price of limited shares traded on December 24, 2015.  The stock has not been traded on the Over the Counter Bulletin Board since that date through December 31, 2015.

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

Director Compensation for 2015

The following table shows information concerning compensation provided to each of our non-employee directors for services provided during 2015.

Name	Stock Awards ($) (1)	Fees earned or paid in cash ($)	Total Compensation ($)
Neil Brown (2)	12,000	-	12,000
Frank Elsenbast (3)	12,000	-	12,000
Curtis Marks (4)	12,000	-	12,000

(1)

Valuation for restricted stock awards is based on the compensation cost we recognized during the year for financial statement purposes under generally accepted accounting principles for awards granted utilizing the assumptions noted in Note 10 to our consolidated financial statements for 2015.  These stock awards vested on January 1, 2015 but compensation expense related to these shares was recognized in 2014 as they vested on the first day of 2015.

(2)

Mr. Brown had 20,000 shares vest on January 1, 2015.  Compensation expense of $12,000 related to these shares was recognized in 2014 pursuant to our accounting policy. No compensation expense related to these shares was recognized in 2015.  No restricted common stock remains unvested at December 31, 2015.

(3)

 Mr. Elsenbast had 20,000 shares vest on January 1, 2015.  Compensation expense of $12,000 related to these shares was recognized in 2014 pursuant to our accounting policy. No compensation expense related to these shares was recognized in 2015.  No restricted common stock remains unvested at December 31, 2015. Mr. Elsenbast resigned as director on May 18, 2015.

(4)

Mr. Marks had 20,000 shares vest on January 1, 2015.  Compensation expense of $12,000 related to these shares was recognized in 2014 pursuant to our accounting policy. No compensation expense related to these shares was recognized in 2015.  No restricted common stock remains unvested at December 31, 2015.

As of June 7, 2013, we adopted our director compensation plan included in the 2013 Plan.  Under the Plan, in addition to reimbursing directors for their out-of-pocket expenses in connection with attending meetings of our board of directors and board committees, we granted each non-employee director 60,000 shares of restricted common stock upon election to the board, with 20,000 shares vesting on the date of grant and the balance vesting in two equal amounts on January 1 of the calendar years following the date of grant.  On March 5, 2014, we granted Mr. Brown and Mr. Elsenbast 20,000 additional shares each and Mr. Marks 140,000 shares that vested immediately on date of grant.  No awards were granted to directors in 2015.  We provided no other compensation to our employee directors for service on our board of directors or committees of the board.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any of its executive officers serving as a member of our board of directors or compensation committee.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Outstanding Equity Awards

The following table provides information as of December 31, 2015 for our 2013 Equity Incentive Plan under which securities may be issued:

Plan	Number of shares granted but not vested	Weighted-average price of stock grants (1)	Number of shares remaining available for future issuance
2013 Equity Incentive Plan (approved by shareholders)	287,007	$1.20	1,339,715
Equity compensation plans not approved by shareholders	-	-	-

(1)

The weighted-average price of stock grants was determined using the price at which our common stock last traded on the Over the Counter Bulletin Board prior to the stock awards granted on June 7, 2013 and the price at which our stock was last issued prior to the stock awards granted on March 5, 2014.

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 25, 2016 by each shareholder whom we know to be the beneficial owner of more than 5% of our common stock, each director, each named executive officer, and all executive officers and directors as a group.  At the close of business on March 25, 2016, there were 17,057,680 shares of common stock issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such shares and the mailing address for each person listed in the table is 5500 Wayzata Blvd., Suite 1070, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Outstanding Shares
Directors and Executive Officers:
MG Kaminski	8,305,000	(1)	48.7%	(1)
Eun Stowell	465,000	(2)	2.7%
Neil W. Brown	255,000		1.5%
Curtis Marks	630,000		3.7%
All directors and executive officers as a group (4 persons)	9,655,000		56.6%

Other Beneficial Owners:
First Tracks, LLC	5,275,000	(3)	30.9%
Thomas F. Dougherty	2,040,000	(4)	12.0%

(1)

Includes 2,820,810 shares issuable to The Kaminski Trust in connection with our anticipated acquisition of the remaining 51% interest in 5130 LLC and 209,190 shares owned by The Kaminski Trust for which MG Kaminski and his wife, Brenda H. Kaminski, serve as trustee.  Also includes 5,275,000 shares owned by First Tracks, LLC which is wholly owned by Ms. Kaminski. Mr. Kaminski may be deemed to have shared voting and investment power over the shares held by the First Tracks, LLC, but disclaims beneficial ownership of such shares.

(2)

Includes 120,000 shares of restricted common stock that will vest ratably over 36 months, commencing July 7, 2013 and 200,000 shares that will vest ratably over 60 months, commencing April 7, 2014.

(3)

First Tracks, LLC is wholly owned by Brenda H. Kaminski, the wife of MG Kaminski. The address for First Tracks, LLC is 80 South Eighth Street, Minneapolis, Minnesota, 55402.

(4)

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence

Our company was a participant in a transaction with a related person described below during fiscal year 2015.  All such transactions entered into since the date of adoption of our related person transaction approval policy described below were approved by the audit committee in accordance with such policy.

•

On August 12, 2014, the Company entered into an unsecured promissory note with Mr. Marks. The note provided for a $500,000 loan with an annual interest rate of 14% and a maturity date of February 8, 2015 to the Company.

•

The August 12, 2014 note was extended with an interest rate of 20% beginning July 1, 2015 and extended again with an interest rate of 24% effective October 1, 2015 and maturing on December 31, 2015.  The note was extended further with the same terms as the previous extension with the loan maturing at the earlier of a disposition or refinancing of the property at 180 E. Fifth Street St. Paul or June 30, 2016.

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

Item 14.

Principal Accounting Fees and Services

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by Baker Tilly Virchow Krause, L.L.P. in 2015 and 2014 for these various services:

Description of Fees	Year Ended December 31, 2015	Year Ended December 31, 2014

Audit fees (1)	$78,150	$81,000
Audit-related fees (2) (3)	-	-
	$78,150	$81,000

(1)  Audit Fees are the aggregate fees billed for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements and review of financial statements included in the registrant's Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years.  This includes fees related to the review of the Company’s Form S-8 filings.

(2)  Audit-Related Fees are the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under "Audit".  No audit-related fees were billed in 2015 or 2014.

(3)  Tax Fees and All Other Fees are not included as part of our company’s auditor services or fees.

Approval of Independent Registered Public Accounting Firm Services and Fees.

The Audit Committee Charter requires that our audit committee approve the retention of our independent registered public accounting firm for any non-audit service and consider whether the provision of these non-audit services by our independent registered public accounting firm is compatible with maintaining our independent registered public accounting firm’s independence, prior to engagement for these services.  Our audit committee actively monitors the relationship between audit and non-audit services provided.  All of the services listed under the heading Audit-Related Fees were pre-approved by our audit committee pursuant to our Audit Committee Charter.

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

Dated: April 6, 2016		TALON REAL ESTATE HOLDING CORP.

	By:	/s/ MG Kaminski
MG Kaminski
Chief Executive Officer

Each of the undersigned hereby appoints MG Kaminski and Eun Stowell, and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 6, 2016.

Name and Signature	Title

/s/ MG Kaminski	Chief Executive Officer and Director (principal executive officer)
MG Kaminski

/s/ Eun Stowell	Chief Financial Officer (principal financial and accounting officer)
Eun Stowell

/s/ Neil W. Brown	Director
Neil W. Brown

/s/ Curtis Marks	Director
Curtis Marks

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 7, 2013 by and among Guide Holdings, Inc., The Guidebook Company, Inc. and Kim McReynolds	8-K	000-53917	June 7, 2013	2.1

2.2	Subscription Agreement, dated June 7, 2013, by and between MG Kaminski and Talon Op, L.P.	8-K	000-53917	June 7, 2013	2.2

2.3	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.3

2.4	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.4

2.5	Contribution Agreement, dated June 7, 2013, by and among Talon Real Estate, LLC and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.5

3.1	Amended and Restated Articles of Incorporation	8-K	000-53917	June 7, 2013	3.1

3.2	Amended and Restated Bylaws	8-K	000-53917	June 7, 2013	3.2

4.1	Form of Specimen Common Stock Certificate	8-K	000-53917	June 7, 2013	4.1

10.1	2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.1

10.2	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.2

10.3	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.3

10.4	Employment Agreement with Eun Stowell**	8-K	000-53917	June 7, 2013	10.4

10.5	Employment Agreement with MG Kaminski**	8-K	000-53917	June 7, 2013	10.5

10.6	Form of Indemnification Agreement**	8-K	000-53917	June 7, 2013	10.6

10.7	Non-Employee Director Compensation Policy**	8-K	000-53917	June 7, 2013	10.7

10.8	Loan Agreement, dated March 22, 2007, by and between 5130 Industrial Street, LLC and Merrill Lynch Mortgage Lending, Inc.	8-K	000-53917	June 7, 2013	10.8

10.9	Limited Partnership Agreement of Talon OP, L.P.	8-K	000-53917	June 7, 2013	10.9

10.10	Common Stock Purchase Agreement dated as of August 20, 2013 by and among Talon Real Estate Holding Corp. and the purchasers listed on Exhibit A thereto	8-K	000-53917	August 20, 2013	10.1

10.11	First Amendment, dated November 13, 2013, to Contribution Agreement dated June 7, 2013	10-Q	000-53917	September 30, 2013	10.1

10.12	Common Stock Purchase Agreement dated as of December 30, 2013 by and among the Company and the purchasers listed on Exhibit A thereto	8-K	000-53917	December 30, 2013	10.1

10.13	Promissory Note to Curtis Marks from the Company	8-K	000-53917	December 30, 2013	10.2

10.14	Promissory Note to Curtis Marks from the Company, dated March 25, 2014	8-K	000-53917	March 26, 2014	10.1

10.15	Contribution Agreement between Talon OP, L.P. and Bren Road, LLC, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.1

10.16	Assignment and Assumption Agreement and Consent between Bren Road, LLC, Talon Bren Road, LLC, and Bell State Bank & Trust, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.2

10.17	Promissory Note between Talon Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.3

10.18	Loan Agreement between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended.	8-K	000-53917	June 3, 2014	10.4

10.19	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended.	8-K	000-53917	June 3, 2014	10.5

10.20	Contribution Agreement between Talon OP, L.P. and the Contributors identified on Exhibit A thereto, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.1

10.21	Promissory Note between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.2

10.22	Reserve and Security Agreement between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.3

10.23	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.4

10.24	Promissory Note between Talon Bren Road, LLC and Jackson I, LLC, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.5

10.25	Mortgage and Security Agreement and Future Financing Statement between Talon Bren Road, LLC and Jackson I, LLC, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.6

10.26	Promissory Note to Curtis Marks from the Company, dated August 12, 2014.	10-Q	000-53917	August 14, 2014	10.6

10.27	Second Amendment, dated August 10, 2015, to Promissory Note to Curtis Marks from the Company, dated August 12, 2014.					X

10.28	Third Amendment, dated November 5, 2015, to Promissory Note to Curtis Marks from the Company, dated August 12, 2014.					X

10.29	Fourth Amendment, dated March 8, 2016, to Promissory Note to Curtis Marks from the Company, dated August 12, 2014.					X

10.30	Loan Modification Agreement by and among Jackson I, LLC, 4330 LLC, 3014-20 LLC, Fairfield Apartments, LLC, Lakes Area Properties, LLC and Talon Bren Road, LLC, effective as of September 25, 2014.	8-K	000-53917	October 2, 2014	10.1

10.31	Agreement of Purchase and Sale between Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC and Talon OP, L.P. dated January 23, 2015.	8-K	000-53917	January 29, 2015	10.1

10.32	Promissory Note to US Income Partners, LLC from Talon OP, dated February 10, 2015.	8-K	000-53917	February 10, 2015	10.1

16.1	Letter from HJ & Associates, LLC dated June 7, 2013	8-K	000-53917	June 7, 2013	16.1

21.1	Subsidiaries of the Registrant					X

23.1	Consent of Baker Tilly Virchow Krause LLP					X

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

** Indicates management contract or compensatory plan or arrangement.