Form 10-Q
period 2016-03-31
TALON REAL ESTATE HOLDING CORP.
filed 2016-05-13
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at May 11, 2016 was 17,057,680 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 6, 2016.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.  Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of and for the three months ended March 31, 2016 and 2015

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Land and improvements	$8,165,000	$8,165,000
Building and improvements	53,308,221	53,285,277
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	61,502,085	61,479,141
Less: accumulated depreciation	(6,543,984)	(5,881,183)
Net property and equipment	54,958,101	55,597,958

Cash	117,791	340,385
Rents and other receivables, net	372,344	375,351
Prepaid expenses and other assets	58,043	158,284
Restricted escrows and reserves	2,872,484	2,139,180
Deferred leasing costs, net	2,945,872	3,035,853
Intangible assets, net	7,168,995	7,742,145
TOTAL ASSETS	$68,493,630	$69,389,156

LIABILITIES
Notes payable	$51,297,962	$51,286,384
Less: unamortized deferred financing costs	(648,404)	(969,527)
Notes payable, net	50,649,558	50,316,857
Notes payable - related party	500,000	500,000
Accounts payable	5,845,962	5,406,648
Tenant improvement allowance	7,760,995	7,760,995
Accrued expenses and other liabilities	1,982,668	1,453,078
Tenant security deposits	166,208	166,208
Deferred rent revenue	186,982	289,034
Prepaid rent	213,295	447,773
Accrued interest	687,779	528,129
Below-market leases, net	237,331	266,228
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	71,230,778	70,134,950

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both March 31, 2016 and December 31, 2015	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,057,680 issued and outstanding as of March 31, 2016 and December 31, 2015	17,057	17,057
Additional paid in capital	1,888,667	1,850,382
Accumulated loss	(10,521,545)	(9,218,803)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(8,615,821)	(7,351,364)
Noncontrolling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of March 31, 2016 and December 31, 2015	7,406,739	8,109,449
Noncontrolling interests – consolidated real estate entities	(1,528,066)	(1,503,879)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(2,737,148)	(745,794)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$68,493,630	$69,389,156

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

(unaudited)

	For the Three Months Ended March 31,
	2016	2015
REVENUE
Rent	$1,875,912	$1,850,014
Tenant reimbursement	897,491	782,331
Other income	86,001	118,636
Total Revenue	2,859,404	2,750,981

EXPENSES
General & administrative	347,003	74,512
Salary and compensation	224,697	215,077
Professional	225,845	173,937
Property operating expenses	1,185,578	1,347,052
Real estate taxes & insurance	445,477	437,469
Depreciation and amortization	1,232,405	1,292,956
Total Expenses	3,661,005	3,541,003
Operating Loss	(801,601)	(790,022)

Interest expense	(1,228,038)	(1,021,898)

NET LOSS	(2,029,639)	(1,811,920)

Net loss attributable to noncontrolling interest - Operating Partnership	702,710	625,276
Net loss attributable to noncontrolling interests - consolidated real estate entities	24,187	32,027
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(1,302,742)	$(1,154,617)

Loss per common share basic and diluted	$(0.08)	$(0.07)

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and 2015

(unaudited)

	Three months ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,029,639)	$(1,811,920)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,295,847	1,356,573
Amortization of deferred financing costs	204,752	224,223
Stock-based compensation expense	38,285	53,908
Provision for doubtful accounts	25,715	3,933
Write-off of deferred financing costs	175,411	-
Changes in operating assets and liabilities:
Rents and other receivables	(22,708)	(68,394)
Prepaid expenses and other assets	110,241	33,959
Deferred leasing costs	1,400	(25,005)
Accounts payable	406,261	(501,383)
Accrued expenses and other liabilities	529,590	148,757
Tenant security deposits	-	567
Deferred rent revenue	(102,052)	99,446
Prepaid rent	(234,478)	185,495
Accrued interest	214,509	36,420
Net cash flows from operating activities	613,134	(263,421)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition or improvements of real estate assets	-	(209,774)
Deposits made for future acquisitions	-	(145,000)
Deposits to restricted escrows and reserves	(772,397)	(794,783)
Payments from restricted escrows and reserves	39,093	337,577
Net cash flows from investing activities	(733,304)	(811,980)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	2,500,000
Principal payments on notes payable	(91,424)	(1,220,468)
Deposits or cash paid for financing costs	(11,000)	-
Net cash flows from financing activities	(102,424)	1,279,532

Net Change in Cash	(222,594)	204,131

CASH - BEGINNING OF PERIOD	340,385	147,157
CASH - END OF PERIOD	$117,791	$351,288

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of building and land improvements included in accounts payable	$22,944	$(269,732)
Leasing and financing fees included in accounts payable and other liabilities	58,252	(336,038)
Issuance of common stock included in financing costs	-	(575,000)
Accounts payable converted to notes payable	103,002	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and Operating Partnership preferred units	$863,636	$761,255

See accompanying notes to condensed consolidated financial statements

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Talon Real Estate Holding Corp. (“TREHC”) previously established an Operating Partnership (“Talon OP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.  As the sole general partner of Talon OP we have the exclusive power to manage and conduct the business and affairs for the operating partnership.  TREHC owned approximately 65% of the Operating Partnership as of March 31, 2016 and December 31, 2015.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, 100% of Talon First Trust, LLC, and 100% of Talon RE as of March 31, 2016 and December 31, 2015.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate. Talon Real Estate, LLC (“Talon RE”) was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of March 31, 2016 and our condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, and our condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, as applicable.  These adjustments are of a normal recurring nature.

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

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015, which have previously been filed with the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted from this report on Form 10-Q pursuant to the rules and regulations of the SEC.

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of March 31, 2016 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, as applicable, have not been audited by our independent registered public accounting firm.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial and government use.  The property totals 656,875 net rentable square feet.  As of March 31, 2016, the Company had tenants occupying approximately 61% of the rentable space.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease (see Note 9).

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 net rentable square feet.  As of March 31, 2016, the Company had 100% of the rentable space leased.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of March 31, 2016, the Company had tenants occupying approximately 85% of the rentable space.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

The Company considers short-term investments with original maturities of 90 days or less to be cash equivalents. The Company believes it is not exposed to any significant credit risk on cash.

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,872,484 and $2,139,180 as of March 31, 2016 and December 31, 2015, respectively.

Rents and other Receivables

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $118,560 and $93,560 as of March 31, 2016 and December 31, 2015, respectively.

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

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term.  For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables.  If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for tenant allowances of $269,475 and $261,767 for the three months ended March 31, 2016 and 2015, respectively.  The Company had accumulated amortization for tenant allowances of $2,096,376 and $1,826,901 as of March 31, 2016 and December 31, 2015, respectively.  The Company had amortization expense for deferred leasing costs of $73,622 and $79,618 for the three months ended March 31, 2016 and 2015, respectively.  The Company had accumulated amortization for deferred leasing costs of $557,643 and $484,021 as of March 31, 2016 and December 31, 2015, respectively.  As of March 31, 2016, the Company had deferred leasing costs and tenant allowances recorded as building improvements of $11,526,735 that did not have amortization expense in the three months ended March 31, 2016 due to lease terms that have not commenced as of that date.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are netted against notes payable and are being amortized on a straight-line basis over the financing term and are included in interest expense. During the three months ended March 31, 2016, the Company expensed $285,411 related to deferred financing costs associated with abandoned refinancing efforts. The Company had amortization expense of $204,752 and $224,223 for the three months ended March 31, 2016 and 2015, respectively.  The Company had accumulated amortization of $1,707,647 and $1,502,895 as of March 31, 2016 and December 31, 2015, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

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

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $48,267 and $63,618 to rent revenue for above and below-market leases for the three months ended March 31, 2016 and 2015, respectively. Amortization of other intangibles is recorded in depreciation and amortization expense.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three months ended March 31, 2016 or 2015.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $38,285 and $53,908 of compensation expense for the three months ended March 31, 2016 and 2015, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued 460,000 shares of common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the year ended December 31, 2015.  The value of the stock issued has been included as deferred financing costs in the consolidated balance sheet as of March 31, 2016 and December 31, 2015.  Financing costs of $143,750 and $95,833 related to this stock issuance were amortized to interest expense for the three months ended March 31, 2016 and 2015, respectively.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of March 31, 2016 and December 31, 2015. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest.  Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

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

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended March 31,
	2016	2015
Weighted average common shares outstanding - basic	16,788,586	16,389,867
Plus potentially dilutive common shares:
Unvested restricted stock	-	97,438
Contingent shares (note 9)	-	-
Weighted average common shares outstanding - diluted	16,788,586	16,487,305

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

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2015, the FASB issued ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.   The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.   We adopted the accounting standards update as of January 1, 2016 with retrospective application to our December 31, 2015 Consolidated Balance Sheet. The effect of the adoption was to reclassify debt issuance from deferred financing costs, net of accumulated amortization, of $969,527 to a contra account as a deduction from the related notes payable rather than presented as an asset. There was no effect on our consolidated statements of operations and cash flows.

In September 2015, the FASB issued ASU 2015–16, Simplifying the Accounting for Measurement Period Adjustments. To simplify the accounting for adjustments made to provisional amounts, ASU 2015–16 requires that the acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.  In addition an entity is required to present separately on the face of the income statement or disclose in the notes to the financial statements the portion of the amount recorded in current period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The provisions of ASU 2015–16 are effective for fiscal years beginning after December 15, 2015 and interim periods within those fiscal years. We adopted this ASU effective January 1, 2016.  The adoption of ASU 2015-16 had no impact on our condensed consolidated balance sheets or results of operations, or cash flows.

During February 2016, the FASB issued ASU No. 2016-02, Leases. ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is not expected to significantly impact the accounting for leases by lessors.  ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted.  Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The Company is currently assessing the effect that ASU No. 2016-02 will have on its results of operations, financial position and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, Compensation- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will reduce complexity in accounting standards related to share-based payment transactions, including, among others, (1) accounting for income taxes, (2) classification of excess tax benefits on the statement of cash flow, (3) forfeitures, and (4) statutory tax withholding requirements.  The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company is currently assessing the effect that ASU No. 2016-09 will have on its consolidated financial statements.

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from March 2016 to December 2027. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 4 – TENANT LEASES (continued)

The Company has the following future minimum base rentals on non-cancellable leases, including leases entered into subsequent to March 31, 2016:

2016	$6,318,053
2017	7,973,416
2018	7,829,620
2019	6,962,731
2020	2,905,508
Thereafter	11,987,405
$43,976,733

Included in the above table are base lease payments due beginning January 1, 2018 totaling $15,627,822 for a significant tenant that has not occupied space yet but for which we have an executed lease agreement (Note 9).

NOTE 5 – NOTES PAYABLE

The following tables summarize the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
Talon First Trust, LLC Mortgage (1)	Secured floating rate interest only	July 5, 2017	5.94%	$32,000,000	$32,000,000
Talon First Trust, LLC. – Promissory Note (2)	Unsecured fixed rate interest only	February 15, 2016	8.00%	584,937	481,934
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,057,970	11,123,773
Talon Bren Road, LLC Mortgage 2	Secured fixed rate interest only	March 1, 2017	16.00%	2,000,000	2,000,000
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	105,168	111,797
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,031,236	4,049,859
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	293,651	294,021
Talon OP, L.P. – Promissory Notes (3)	Unsecured fixed rate interest only	June 30, 2016	24.00%	1,000,000	1,000,000
				$51,297,962	$51,286,384
Less: unamortized deferred financing costs				(648,404)	(969,527)
Notes payable, net				$50,649,558	$50,316,857

Related Party Notes Payable				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
Talon OP, L.P. Promissory Note – Related Party (see note 6)	Unsecured fixed rate interest only	June 30, 2016	24.00%	$500,000	$500,000

(1)

Beginning January 2016, mechanics lien statements were filed upon the property at 180 E. Fifth Street for work completed to prepare the tenant space for a significant lease entered into on April 9, 2015.   We have obtained a commitment letter for financing from a new lender to satisfy these liens upon closing on the loan.  Mechanics liens that remain undischarged of record after 60 days constitute an event of default under the loan agreements, permitting the lender to accelerate the indebtedness at its option.  The lender is aware of this default and our refinancing efforts to cure it.  They are currently not exercising any remedies with respect to any defaults.

(2)

On November 16, 2015 the Company entered into a $481,934 unsecured promissory note with the Property Manager of Talon First Trust, LLC. The note satisfied the fees due under the Property Management Agreement for the period of March 2015 through December 2015.  The note bears interest at 8% annually and had an original maturity date of December 31, 2015. Subsequently, the Company extended the maturity date to February 15, 2016 and increased the note by $103,003 for the January 2016 fees and interest incurred through December 31, 2015 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager (see Note 9).

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

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2016	$34,362,080
2017	6,576,518
2018	322,112
2019	10,537,252
$51,797,962

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

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with one of its directors. The note bore interest at 14% annually and had an original maturity date of February 8, 2015.  Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party.  In 2015, the Company extended the maturity date of the note to December 31, 2015.  The note bore interest at 20% annually from July 1, 2015 through September 30, 2015.  Subsequently, in 2016 the Company extended the maturity date of the note to the earlier of, the disposition or refinancing of the property at 180 E. Fifth Street in St. Paul or June 30, 2016.  The note will bear interest at 24% annually from November 1, 2015 through June 30, 2016. The Company incurred $29,918 and $17,260 of interest expense for the three months ended March 31, 2016 and 2015, respectively.  Accrued interest on the note was $147,315 and $117,397 as of March 31, 2016 and December 31, 2015, respectively.  The Company did not pay any interest on the current note for the three months ended March 31, 2016 and 2015, respectively.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 31% of the Company’s total rentable space as of March 31, 2016 with base rent representing 62% of total base rent revenues for the three months ended March 31, 2016.  For the same period in 2015, the same three tenants rented approximately 30% of the space, with base rent representing 62% of the total base rent revenues for the three months ended March 31, 2015.  The largest tenant currently rents approximately 12% of the Company’s rentable space. The Company had two parties who accounted for 95% and 90% of the total rent and other receivables balance as of March 31, 2016 and December 31, 2015, respectively.

NOTE 8 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The Company had $2,872,474 and $2,130,180 in restricted escrows and reserve accounts as of March 31, 2016 and December 31, 2015, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 51 months. The lease is subject to periodic adjustments for operating expenses. The future net minimum rental payments for this lease are as follows:

Years ending December 31,
2016	$39,048
2017	67,690
2018	84,664
2019	89,187
2020	45,876
$326,465

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC.  The Company recognized $46,023 and $87,372 of income under this agreement for the three months ended March 31, 2016 and 2015, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Company incurred $140,289 and $131,250 of consulting expenses for the three months ended March 31, 2016 and 2015, respectively. The Company had amounts due of $130,289 and $45,938 as of March 31, 2016 and December 31, 2015, respectively.

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

The Company incurred $144,569 and $156,401 of expenses for the three months ended March 31, 2016 and 2015, respectively. The Company had amounts due of $96,426 and $0 as of March 31, 2016 and December 31, 2015, respectively. On January 7, 2016, the Company entered into a $584,937 unsecured promissory note with the Property Manager in satisfaction of the fees for the period of March 2015 through January 2016 and which amends the note dated November 16, 2015 for $481,934.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $8.2 million.  As of March 31, 2016, the Company had recorded $216,770 to building improvements and $7,760,995 to tenant improvement allowance payable related to this commitment.  On April 1, 2016, the tenant has provided notice asserting a right to terminate the lease based on certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  The Company is working with the tenant to execute an amendment to the lease that will resolve the dispute.  At this time, the Company is unable to determine and therefore has not recorded any obligations with respect to this dispute.

On August 31, 2015, the Company amended a lease arrangement with an existing tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $252,000.  The Company had recorded leasing incentives payable of $222,900 and $235,500, within accrued expenses and other liabilities related to this commitment as of March 31, 2016 and December 31, 2015, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

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

As of March 31, 2016, the Company had granted 775,458 shares to employees and 360,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three months ended March 31, 2016:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, December 31, 2015	287,007	$1.20
Granted	-	-
Vested	(35,826)	1.07
Forfeited or rescinded	-	-
Granted and not vested, March 31, 2016	251,181	$1.22

Total unrecognized compensation expense related to the outstanding restricted stock as of March 31, 2016 was $307,448, which is expected to be recognized over a weighted average period of 18 months.  The Company recognized $38,285 and $53,908 of stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively, that is included in salary and compensation expense in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, December 31, 2015	1,339,715
Authorized increase in Plan shares	511,730
Granted	-
Forfeited or rescinded	-
Authorized but not granted or issued, March 31, 2016	1,851,445

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 11 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(4,741,999)	(4,168,849)
Net carrying amount	$7,168,995	$7,742,145

	March 31, 2016	December 31, 2015
Identified intangible liabilities:
Below-market leases	507,746	507,746
Accumulated amortization	(270,415)	(241,518)
Net carrying amount	$237,331	$266,228

The effect of amortization of acquired intangible assets and liabilities was $544,253 and $636,695 for the three months ended March 31, 2016 and 2015, respectively. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $77,167 and $98,470 for the three months ended March 31, 2016 and 2015, respectively.  Amortization of below-market leases as an addition to rent revenue was $28,898 and $34,853 for the three months ended March 31, 2016 and 2015, respectively.  Amortization of in-place leases was $495,983 and $573,077 for the three months ended March 31, 2016 and 2015, respectively.  In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2016 (remaining 9 months)	$1,703,392	$86,693
2017	2,247,503	113,849
2018	1,654,921	36,789
2019	1,175,159	-
2020	388,020	-
	$7,168,995	$237,331

NOTE 12 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expires on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of March 31, 2016.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 13 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There was $50,001 of preferred payments outstanding as of March 31, 2016.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of March 31, 2016 and December 31, 2015.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

NOTE 15 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related completing building and tenant improvements at our properties, and pursuing our acquisition strategy creating a cash shortfall through March 31, 2016.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, pay off maturing debt, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.  As of March 31, 2016, we had unrestricted cash of $117,791 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. The loan secured by the property at 180 E. Fifth Street may be accelerated by the lender which would require refinancing or sale of the property.  We may also be unable to borrow or obtain sufficient funds for repayment on terms acceptable to us or at all, and our ability to obtain future financing may also be impacted negatively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of and for the three months ended March 31, 2016 and 2015 (unaudited)

NOTE 15 – GOING CONCERN (continued)

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.  Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

Our Current Property Interests

We currently own an interest in four properties located in and around the Minneapolis-St. Paul metropolitan area of Minnesota.

We own a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

We also own a 227,000 square foot building situated on 20 acres of land in Minnetonka, Minnesota and a 856,223 square foot thirteen-story office tower located in downtown St. Paul, Minnesota.  As of March 31, 2016 the combined occupancy for all of the buildings in our portfolio was 71%.   In April 2015, the Company executed a lease in the St. Paul building for a significant new tenant that would increase the occupancy of our portfolio by over 14% upon occupancy.

The following table sets forth information regarding our 5 largest tenants as of March 31, 2016.

Property Location (1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the three months ended March 31, 2016	Percentage of Company’s Total Base Rent for the three months ended March 31, 2016
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	119,490	12%	$454,794	24%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	89,130	9%	$387,863	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$319,744	17%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021	61,500	6%	$52,690	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018	29,903	3%	$27,178	1%

(1)

The two properties located in Maple Plain, MN lease approximately 15% of the Company’s rentable space and account for approximately 6% of the Company’s total base rent revenues for the three months ended March 31, 2016. The property located in Minnetonka, MN leases approximately 17% of the Company’s rentable space and accounts for approximately 18% of the Company’s total base rent revenues for the three months ended March 31, 2016.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 40% of the Company’s rentable space and accounts for approximately 76% of the Company’s total base rent revenues for the three months ended March 31, 2016.

The future square feet expiring for all current leases, including leases entered into subsequent to March 31, 2016:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN		Total

2016	56,215	-	27,745	10,073		94,033
2017	-	-	-	25,554		25,554
2018	-	29,903	-	134,787		164,690
2019	-	-	136,727	708		137,435
2020	-	-	-	223,094		223,094
Thereafter	59,500	-	-	147,125	(1)	206,625
	115,715	29,903	164,472	541,341		851,431

(1)

On April 1, 2016, the Company received a notice asserting a right to terminate the lease for 141,109 square feet pursuant to certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  The Company is working with the tenant to execute an amendment to the lease that will resolve the dispute.

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of March 31, 2016, our properties were 71% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates.  Negative trends in one or more of these factors such as a decrease in rental rates or a decrease in demand for our properties could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area. Positive or negative changes in economic or other conditions in this area, or areas in our prospective proprieties, including employment and wage rates, natural disasters and other factors, may impact our overall performance.  Our ability to grow in our broader market throughout our region may also be impacted by these factors.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of March 31, 2016, some of our leases required tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. Legal fees incurred in 2016 and 2015 were significant due to the Company’s acquisition and refinancing activities.  We expect legal fees to continue to be primarily associated with such activities and business matters customary to a public real estate company.

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

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.  There have been no significant changes to those policies during the three months ended March 31, 2016.

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

We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible assets (including land, buildings and personal property) determined by valuing the property as if it were vacant, and identifiable intangibles based on their relative fair values.  Acquisitions of real estate are recorded based upon preliminary allocations of the purchase price to management’s assessment of the fair value of tangible and intangible assets and any assumed liabilities acquired which are subject to adjustment as additional information is obtained up to one year after the date of acquisition.  Adjustments to preliminary allocations of purchase price are adjusted prospectively when all information necessary to determine the relative fair values has been received.

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was approximately 65% of the common units of the Operating Partnership as of March 31, 2016 and December 31, 2015. The Operating Partnership’s income is allocated to holders of common units based upon the ratio of their holdings to the total units outstanding during the period. Holders of preferred units receive certain distributions based on a percentage of the liquidation preference. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

Significant Events and Transactions during the three months ended March 31, 2016

Summarized below are the Company’s significant transactions and events during the three months ended March 31, 2016.

On January 11, 2016, Talon OP had entered into a purchase agreement to acquire a portfolio of twelve office and light industrial properties located throughout the greater twin cities area of Minnesota with a total purchase price of $81 million.  The portfolio totals approximately 915,693 square feet with currently 88% occupancy by approximately 55 tenants and fits well in our target acquisition strategy.   We expect to finance the acquisition of this property with some debt and equity after completing due diligence and financing activity customary for this type of transaction.  There is no assurance that the acquisition will be completed pursuant to the purchase agreement or at all.

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

Market Conditions and Outlook

Our last two acquisitions were accomplished utilizing a 721 Exchange tax deferral methodology similar to that of an  “UPREIT” providing several unique advantages over a 1031 exchange or selling to cash buyers.   This strategy is advantageous for real estate owners seeking to mitigate and defer their immediate tax obligations, stay invested in real estate, diversify their holdings, and seek potential future growth and liquidity by accepting Talon OP common units which can later be converted 1:1 for Talon common stock under the ticker “TALR” and their capital gains tax obligations are deferred until then.

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

Results of Operations

Our revenues and expenses have not changed significantly compared to the same period in the previous year as the composition of our portfolio stayed the same.  Most of the minimal increase in expenses is attributable to the increase in due diligence costs for potential refinancing activity in 2016.  We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business.  In the near term, we expect to incur higher legal and other professional fees in pursuit of potential acquisitions.

Three months ended March 31, 2016 compared to three months ended March 31, 2015

Revenues and Expenses

Rental revenues increased $25,898, or 1.4%, to $1,875,912 for the three months ended March 31, 2016, compared to $1,850,014 for the same period of the prior year.  The net rental revenues are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same.

Tenant reimbursements increased $115,160, or 14.7%, to $897,491 compared to $782,331 for the same period of the prior year.  Approximately $50,000 of the net increase in tenant reimbursements is attributable to the under collection of estimated operating expense reimbursements in the first three months of 2015.  The remaining difference is due to the net increase in tenants paying operating expense reimbursements across the portfolio in 2016 compared to the same period in the prior year.

General and administrative expenses increased $272,491, or 366%, to $347,003 for the three months ended March 31, 2016 compared to $74,512 for the same period of the prior year.  The increase is primarily due to the expensing of previously deferred financing costs that have been abandoned in 2016.

Salary and compensation expenses increased $9,620, or 4.5%, to $224,697 the three months ended March 31, 2016 compared to $215,077 for the same period of the prior year. The minimal increase in salary and compensation expense was attributable to the net increase in base compensation for the period in 2016.

Professional fees increased $51,908, or 29.8%, to $225,845 for the three months ended March 31, 2016 compared to $173,937 the same period of the prior year. The increase is primarily due to the increase in tax and legal services completed in the first three months of 2016 compared to the same period of the prior year.

Property operating expenses decreased $161,474, or 12%, to $1,185,578 for the three months ended March 31, 2016 compared to $1,347,052 for the same period of the prior year. Approximately $81,000 of the decrease in these expenses is primarily attributable to the decrease in maintenance, security and janitorial personnel for the three months in 2016 compared to the same period in 2015.  An additional $75,000 of the decrease is due to a non-recurring fee paid in the three months of 2015 compared to the same period in 2016.

Real estate taxes and insurance increased $8,008 or 1.8%, to $445,477 for the three months ended March 31, 2016 compared to $437,469 for the same period of the prior year. The net real estate taxes and insurance are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same.

Depreciation and amortization expense decreased by $60,552, or 4.7%, to $1,232,405 for the three months ended March 31, 2016 compared to $1,292,957 for the same period of the prior year. The decrease is primarily attributable to certain intangible assets expiring in correlation with the applicable leases.

Interest expense increased by $206,140, or 20.2% to $1,228,038 for the three months ended March 31, 2016 compared to $1,021,898 for the same period of the prior year. The increase is primarily attributable to the impact of additional financing and refinancing activities completed in the later half of 2015 that are include in the three month period of 2016 compared to the same period in the prior year.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three Months Ended March 31,
In thousands $ (except per share)	2016			2015
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(1,303)	16,789	$(0.08)	$(1,155)	16,390	$(0.07)

Adjustments:
Non-controlling interest Operating Partnership	(703)	9,200		(625)	9,200
Consolidated depreciation and amortization:	1,232	-	-	1,293	-	-
adjust for non-real estate depreciation	(2)	-	-	(2)	-	-
adjust for amortization to revenue	63	-	-	64	-	-
adjust for noncontrolling real estate owned depreciation	(31)	-	-	(30)	-	-
Net adjustments	559			700
Funds from operations applicable to common shares	$(744)	25,989	$(0.03)	$(455)	25,590	$(0.02)

	Three Months Ended March 31,
	2016			2015
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(744)	25,989	$(0.03)	$(455)	25,590	$(0.02)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(102)	-	-	100	-	-
Non-real estate depreciation	2	-	-	2	-	-
Amortization of deferred financing costs net of noncontrolling real estate	203	-	-	224	-	-
Non-cash stock compensation charges	38	-	-	54	-	-
AFFO available to common shares	$(603)	25,989	$(0.02)	$(75)	25,590	$0.00

(1) Noncontrolling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. We have incurred significant expenses related to operating as a public corporation, building and tenant improvements at our properties, and preparation for and execution of our acquisition strategy creating a cash shortfall from operations through March 31, 2016.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.  As of March 31, 2016, we had unrestricted cash of approximately $117,800 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Talon First Trust, LLC, an entity through which our Operating Partnership acquired the property located at 180 E. Fifth Street St. Paul, MN on July 2, 2014, is party to a loan agreement secured by such property.  The loan is subject to certain financial covenants as disclosed in Note 5 to the financial statements.  On March 30, 2016, the lender accepted Mr. Kaminski as an additional guarantor under the loan agreements.  Although Mr. Kaminski, the Company and Talon OP have executed a joinder agreement adding Mr. Kaminski as an additional guarantor on the loan, the lender has reserved all rights, remedies and recourses available to it for any event of default whether arising prior or after the date of the agreement.  There is no assurance that the financial covenants will be satisfied in the future.  We currently have a commitment from a new lender to refinance this loan and the existing lender is aware of the Company’s refinancing efforts.

The following table summarizes the Company’s notes payable as of March 31, 2016 and December 31, 2015:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	March 31, 2016	December 31, 2015
Talon First Trust, LLC Mortgage (1)	Secured floating rate interest only	July 5, 2017	5.94%	$32,000,000	$32,000,000
Talon First Trust, LLC. – Promissory Note (2)	Unsecured fixed rate interest only	February 15, 2016	8.00%	584,937	481,934
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	11,057,970	11,123,773
Talon Bren Road, LLC Mortgage 2	Secured fixed rate interest only	March 1, 2017	16.00%	2,000,000	2,000,000
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	105,168	111,797
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,031,236	4,049,859
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	293,651	294,021
Talon OP, L.P. – Promissory Note – Related Party (3)	Unsecured fixed rate interest only	June 30, 2016	24.00%	500,000	500,000
Talon OP, L.P. – Promissory Notes (4)	Unsecured fixed rate interest only	June 30, 2016	24.00%	1,000,000	1,000,000
				$51,797,962	$51,786,384

(1)

Beginning January 2016, mechanics lien statements were filed upon the property at 180 E. Fifth Street for work completed to prepare the tenant space for a significant lease entered into on April 9, 2015.  We have obtained a commitment letter for financing from a new lender to satisfy these liens upon closing on the loan.  Mechanics liens that remain undischarged of record after 60 days constitute an event of default under the loan agreements, permitting the lender to accelerate the indebtedness at its option.  The lender is aware of this default and our refinancing efforts to cure it.  They are currently not exercising any remedies with respect to any defaults.

(2)

On November 16, 2015 the Company entered into a $481,934 unsecured promissory note with the Property Manager of Talon First Trust, LLC. The note satisfied the fees due under the Property Management Agreement for the period of March 2015 through December 2015.  The note bears interest at 8% annually and had an original maturity date of December 31, 2015. Subsequently, the Company extended the maturity date to February 15, 2016 and increased the note by $103,003 for the January 2016 fees and interest incurred through December 31, 2015 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager (see Note 9 to the financial statements).

(3)

Related Party promissory note (see Note 6 to the financial statements).

(4)

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

Off Balance Sheet Arrangements

At March 31, 2016, we did not have any off-balance sheet arrangements.

Inflation

As of March 31, 2016, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the three months ended March 31, 2016, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of March 31, 2016, all but one of our outstanding loans had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month libor plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.50% until maturity on July 5, 2016.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A.

Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Current Report on Form 10-K for the year ended December 31, 2015 as filed with the Securities and Exchange Commission on April 6, 2016.

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

Dated: May 13, 2016	TALON REAL ESTATE HOLDING CORP.

/s/ Eun Stowell
Eun Stowell
Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
10.1	Purchase and Sale Agreement between Talon OP, L.P., LSOP 3 Joint Venture, LLC and LSOP 3C II, LLC dated January 11, 2016 (as amended)
10.2	Purchase and Sale Agreement between Talon Bren Road, LLC and Timberland Partners, Inc. dated January 28, 2016
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

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