Form 10-Q
period 2016-06-30
TALON REAL ESTATE HOLDING CORP.
filed 2016-08-15
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2016

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at August 15, 2016 was 17,607,680 shares.

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

PART I. – FINANCIAL INFORMATION

Item 1.

Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

TABLE OF CONTENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Land and improvements	$8,165,000	$8,165,000
Building and improvements	53,313,302	53,285,277
Equipment, furniture and fixtures	28,864	28,864
Total property and equipment	61,507,166	61,479,141
Less: accumulated depreciation	(7,199,895)	(5,881,183)
Net property and equipment	54,307,271	55,597,958

Cash	229,341	340,385
Rents and other receivables, net	380,941	375,351
Prepaid expenses and other assets	152,425	158,284
Restricted escrows and reserves	2,613,839	2,139,180
Deferred leasing costs, net	2,645,641	3,035,853
Intangible assets, net	6,600,761	7,742,145
TOTAL ASSETS	$66,930,219	$69,389,156

LIABILITIES
Notes payable	$51,866,106	$51,286,384
Less: unamortized deferred financing costs	(567,760)	(969,527)
Notes payable, net	51,298,346	50,316,857
Notes payable - related party	500,000	500,000
Accounts payable	5,748,222	5,406,648
Tenant improvement allowance	7,760,995	7,760,995
Accrued expenses and other liabilities	1,396,338	1,453,078
Tenant security deposits	157,939	166,208
Deferred rent revenue	154,542	289,034
Prepaid rent	226,222	447,773
Accrued interest	704,884	528,129
Below-market leases, net	208,433	266,228
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	71,155,921	70,134,950

COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both June 30, 2016 and December 31, 2015	$-	$-
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,607,680 and 17,057,680 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	17,607	17,057
Additional paid in capital	2,047,402	1,850,382
Accumulated loss	(11,576,006)	(9,218,803)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(9,510,997)	(7,351,364)
Noncontrolling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of June 30, 2016 and December 31, 2015	6,842,687	8,109,449
Noncontrolling interests – consolidated real estate entities	(1,557,392)	(1,503,879)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(4,225,702)	(745,794)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$66,930,219	$69,389,156

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2016 and 2015

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Rent	$1,826,511	$1,926,521	$3,702,423	$3,776,535
Tenant reimbursement	901,758	1,108,538	1,799,249	1,890,869
Other income	31,005	172,978	117,006	291,614
Total Revenue	2,759,274	3,208,037	5,618,678	5,959,018

EXPENSES
General & administrative	116,996	243,694	463,999	323,631
Salary and compensation	334,341	187,485	559,038	402,562
Professional	227,352	224,644	453,197	398,581
Property operating expenses	1,036,815	1,217,100	2,222,393	2,558,727
Real estate taxes & insurance	444,968	372,026	890,445	809,495
Depreciation and amortization	1,223,388	1,220,208	2,455,793	2,513,164
Total Expenses	3,383,860	3,465,157	7,044,865	7,006,160
Operating Loss	(624,586)	(257,120)	(1,426,187)	(1,047,142)

Interest expense	(1,023,253)	(1,175,232)	(2,251,291)	(2,197,130)

NET LOSS	(1,647,839)	(1,432,352)	(3,677,478)	(3,244,272)

Net loss attributable to noncontrolling interest - Operating Partnership	(564,052)	(492,877)	(1,266,762)	(1,118,153)
Net loss attributable to noncontrolling interests - consolidated real estate entities	(29,326)	(23,730)	(53,513)	(55,757)
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(1,054,461)	$(915,745)	$(2,357,203)	$(2,070,362)

Loss per common share basic and diluted	$(0.06)	$(0.05)	$(0.14)	$(0.13)

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and 2015

(unaudited)

	Six months ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,677,478)	$(3,244,272)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,581,025	2,631,703
Amortization of deferred financing costs	312,380	549,754
Stock-based compensation expense	197,570	97,400
Provision for doubtful accounts	36,485	9,131
Deferred financing costs	194,260	-
Changes in operating assets and liabilities:
Rents and other receivables	(42,075)	(401,179)
Prepaid expenses and other assets	5,859	216,449
Deferred leasing costs	1,400	(235,463)
Accounts payable	707,993	(297,071)
Accrued expenses and other liabilities	153,560	(195,907)
Tenant security deposits	(8,269)	(16,819)
Deferred rent revenue	(134,492)	156,397
Prepaid rent	(221,551)	27,462
Accrued interest	309,595	76,683
Net cash flows from operating activities	416,262	(625,732)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for acquisition or improvements of real estate assets	-	(506,714)
Deposits made for future acquisitions	-	(320,000)
Deposits to restricted escrows and reserves	(1,470,369)	(1,588,894)
Payments from restricted escrows and reserves	995,710	1,427,059
Net cash flows from investing activities	(474,659)	(988,549)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	235,993	3,000,000
Principal payments on notes payable	(187,733)	(1,306,192)
Deposits or cash paid for financing costs	(100,907)	-
Net cash flows from financing activities	(52,647)	1,693,808

Net Change in Cash	(111,044)	79,527

CASH - BEGINNING OF PERIOD	340,385	147,157
CASH - END OF PERIOD	$229,341	$226,684

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of building and land improvements included in accounts payable	$27,534	$(8,252,920)
Leasing and financing fees included in accounts payable and other liabilities	4,178	(2,048,400)
Issuance of common stock included in financing costs	-	(575,000)
Accounts payable converted to notes payable	531,462	-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and Operating Partnership preferred units	$1,762,155	$1,570,693

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Talon Real Estate Holding Corp. (“TREHC”) previously established an Operating Partnership (“Talon OP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units.  As the sole general partner of Talon OP we have the exclusive power to manage and conduct the business and affairs for the operating partnership.  TREHC owned approximately 65% of the Operating Partnership as of June 30, 2016 and December 31, 2015.  The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, 100% of Talon First Trust, LLC, and 100% of Talon RE as of June 30, 2016 and December 31, 2015.  Talon Bren Road, LLC, and Talon First Trust, LLC both limited liability companies organized under the laws of the state of Delaware, were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate. Talon Real Estate, LLC (“Talon RE”) was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X.  Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements.  In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly our consolidated financial position as of June 30, 2016 and our condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, and our condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, as applicable.  These adjustments are of a normal recurring nature.

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

The results for the interim periods shown in this report are not necessarily indicative of future financial results. The accompanying condensed consolidated balance sheet as of June 30, 2016 and condensed consolidated statements of operations and condensed consolidated statements of cash flows for the three and six months ended June 30, 2016 and 2015, as applicable, have not been audited by our independent registered public accounting firm.

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 5th Street East, St. Paul, MN on July 2, 2014.  The building is primarily leased to tenants for commercial and government use.  The property totals 659,577 net rentable square feet.  As of June 30, 2016, the Company had tenants occupying approximately 60% of the rentable space.  In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease (see Note 9).

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES (continued)

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014.  This property is primarily leased to tenants who are wholesale product sales representatives.  These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”).  This property has 164,472 net rentable square feet.  As of June 30, 2016, the Company had 100% of the rentable space leased.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage.  The properties have a combined 171,639 net rentable square feet.  As of June 30, 2016, the Company had tenants occupying approximately 85% of the rentable space.

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $2,613,839 and $2,139,180 as of June 30, 2016 and December 31, 2015, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rents and other Receivables

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $129,330 and $93,560 as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Leasing Costs and Tenant Allowance (continued)

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term.  For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables.  If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for tenant allowances of $263,252 and $532,727 for the three and six months ended June 30, 2016, respectively, and $244,842 and $506,609 for the three and six months ended June 30, 2015, respectively.  The Company had accumulated amortization for tenant allowances of $2,359,628 and $1,826,901 as of June 30, 2016 and December 31, 2015, respectively.  The Company had amortization expense for deferred leasing costs of $73,360 and $146,982 for the three and six months ended June 30, 2016, respectively, and $73,488 and $153,106 for the three and six months ended June 30, 2015, respectively.  The Company had accumulated amortization for deferred leasing costs of $631,003 and $484,021 as of June 30, 2016 and December 31, 2015, respectively.  As of June 30, 2016, the Company had deferred leasing costs and tenant allowances recorded as building improvements of $11,532,029 that did not have amortization expense in the three and six months ended June 30, 2016 due to lease terms that have not commenced as of that date.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are netted against notes payable and are being amortized on a straight-line basis over the financing term and are included in interest expense. During the three and six months ended June 30, 2016, the Company expensed $62,114 and $347,525, respectively, related to deferred financing costs associated with unsuccessful refinancing efforts. The Company had amortization expense of $107,628 and $312,380 for the three and six months ended June 30, 2016, respectively, and $325,531 and $549,754 for the three and six months ended June 30, 2015, respectively.  The Company had accumulated amortization of $1,815,276 and $1,502,895 as of June 30, 2016 and December 31, 2015, respectively.

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

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

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

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease.  Above and below-market leases are amortized as a reduction in (addition to) rent revenue.   The Company amortized $45,222 and $93,489 to rent revenue for above and below-market leases for the three and six months ended June 30, 2016, respectively, and $54,921 and $118,539 for the three and six months ended June 30, 2015, respectively.  Amortization of other intangibles is recorded in depreciation and amortization expense.

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three and six months ended June 30, 2016 or 2015.

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

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant.  The Company has recognized $159,285 and $197,570 of compensation expense for the three and six months ended June 30, 2016, respectively, and $43,493 and $97,400 of compensation expense for the three and six months ended June 30, 2015, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees.  These shares are either fully vested at date of grant or vest over a certain period during which services are provided.  The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued 460,000 shares of common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the year ended December 31, 2015.  The value of the stock issued has been included as deferred financing costs in the consolidated balance sheet as of June 30, 2016 and December 31, 2015.  Financing costs of $0 and $47,917 related to this stock issuance were amortized to interest expense for the three and six months ended June 30, 2016, respectively, and $143,750 and $239,583 for the three and six months ended June, 30 2015, respectively.

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65.0% of the common units of the Operating Partnership as of June 30, 2016 and December 31, 2015. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Income (Loss) or Earnings Per Share (continued)

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average common shares outstanding - basic	16,879,424	16,680,067	16,837,934	16,517,244
Plus potentially dilutive common shares:
Unvested restricted stock	119,396	76,340	173,639	31,859
Weighted average common shares outstanding - diluted	16,998,820	16,756,407	17,011,573	16,549,103

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

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

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

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from July 2016 to December 2027. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases, including leases entered into subsequent to June 30, 2016:

2016	$4,202,104
2017	8,056,896
2018	7,913,265
2019	7,039,550
2020	2,905,533
Thereafter	11,987,405
$42,104,753

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 4 – TENANT LEASES (continued)

Included in the above table are base lease payments due beginning January 1, 2018 totaling $15,627,822 for a significant tenant that has not occupied space yet but for which we have an executed lease agreement (Note 9).

NOTE 5 – NOTES PAYABLE

The following tables summarize the Company’s notes payable.

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015
Talon First Trust, LLC Mortgage (1)	Secured floating rate interest only	July 5, 2017	5.94%	$32,000,000	$32,000,000
Talon First Trust, LLC. – Promissory Note (2)	Unsecured fixed rate interest only	August 31, 2016	10.00%	953,908	481,934
Talon First Trust, LLC. – Promissory Note	Unsecured fixed rate interest only	See below (3)	10.00%	59,489	-
Talon First Trust, LLC. – Sale of Future Receivable (4)	See below (4)	See below (4)	(4)	230,121	-
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	10,992,812	11,123,773
Talon Bren Road, LLC Mortgage 2	Secured fixed rate interest only	March 1, 2017	16.00%	2,000,000	2,000,000
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	98,406	111,797
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,012,999	4,049,859
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	293,371	294,021
Talon OP, L.P. – Promissory Notes (5)	Unsecured fixed rate interest only	June 30, 2016	24.00%	1,000,000	1,000,000
				$51,866,106	$51,286,384
Less: unamortized deferred financing costs				(567,760)	(969,527)
Notes payable, net				$51,298,346	$50,316,857

Related Party Notes Payable				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015
Talon OP, L.P. Promissory Note – Related Party (see note 6)	Unsecured fixed rate interest only	June 30, 2016	24.00%	$500,000	$500,000

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

(2)

On November 16, 2015 the Company entered into a $481,934 unsecured promissory note with the Property Manager of Talon First Trust, LLC. The note satisfied the fees due under the Property Management Agreement for the period of March 2015 through December 2015 and had an original maturity date of December 31, 2015.  Subsequently, the Company extended the maturity date to February 15, 2016 and then to August 31, 2016 and increased the note by $471,974 for the fees incurred from January 2016 through July 2016 and interest incurred through May 31, 2016 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager (see Note 9).  The note bore interest at 8% annually from November 16, 2015 through June 30, 2016 and currently bears interest at 10% annually through maturity.

(3)

The outstanding principal and applicable accrued interest is due in full upon sale or refinancing of the property at 180 E. Fifth Street in St. Paul.

(4)

On June 29, 2016 the Company received funds from two different sources totaling $235,993 for the sale of future receivables at the property located at 180 E. Fifth Street.  The agreements require payments totaling $352,305 over 120 days.  Per FASB ASC 470-10-25, which provides guidance on funds received from sales of future receivables, this transaction has been classified as debt and included in notes payable.  The agreements are guaranteed by a shareholder of the Company.

(5)

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at 14% annually and had an original maturity date of June 30, 2015 and July 18, 2015, respectively.  In 2015, the Company extended the maturity dates of both notes to December 31, 2015.  The notes bore interest of 20% annually from July 1, 2015 and July 19, 2015, respectively, through October 31, 2015.  Subsequently, the Company extended the maturity dates of both notes to the earlier of, the disposition or refinancing of the property at 180 E 5th Street in St. Paul or June 30, 2016.  The notes will bear interest at 24% annually from November 1, 2015 through June 30, 2016.  The maturity date has not been extended and the note is due and payable in full.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The Company is required to make the following principal payments on our outstanding notes payable for each of the five succeeding fiscal years and thereafter as follows:

Amount
2016	$34,930,224
2017	6,576,518
2018	322,112
2019	10,537,252
$52,366,106

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

NOTE 6 – TRANSACTIONS WITH RELATED PARTIES

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with one of its directors. The note bore interest at 14% annually and had an original maturity date of February 8, 2015.  Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party.  In 2015, the Company extended the maturity date of the note to December 31, 2015.  The note bore interest at 20% annually from July 1, 2015 through September 30, 2015.  Subsequently, in 2016 the Company extended the maturity date of the note to the earlier of, the disposition or refinancing of the property at 180 E. Fifth Street in St. Paul or June 30, 2016. The maturity date has not been extended and the note is due and payable in full.  The note will bear interest at 24% annually from November 1, 2015 through June 30, 2016. The Company incurred $29,918 and $59,836 of interest expense for the three and six months ended June 30, 2016, respectively, and  $17,260 and $34,712 for the three and six months ended June 30, 2015, respectively.  Accrued interest on the note was $177,233 and $117,397 as of June 30, 2016 and December 31, 2015, respectively.  The Company did not pay any interest on the current note for the three and six months ended June 30, 2016 and 2015, respectively.  The note agreement provides that the Company will not make any distributions, dividends or payments to any of their equity shareholders other than to preferred unit holders.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 7 – CONCENTRATIONS

The Company has three tenants that rent approximately 31% of the Company’s total rentable space as of June 30, 2016 with base rent representing 64% and 63% of total base rent revenues for the three and six months ended June 30, 2016, respectively.  For the same periods in 2015, the same three tenants rented approximately 31% of the space, with base rent representing 60% and 61%, respectively, of the total base rent revenues.  The largest tenant currently rents approximately 12% of the Company’s rentable space. The Company had two parties who accounted for 86% and 90% of the total rent and other receivables balance as of June 30, 2016 and December 31, 2015, respectively.

NOTE 8 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The Company had $2,613,839 and $2,139,180 in restricted escrows and reserve accounts as of June 30, 2016 and December 31, 2015, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, Talon RE, entered into a contribution agreement with the remaining interest holder of 5130 LLC pursuant to which it will acquire the remaining 51% interest in 5130 LLC in exchange for 2,820,810 shares of our common stock, subject to receiving consent to the transfer from 5130 LLC’s lender.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has a remaining term of 48 months. The lease is subject to periodic adjustments for operating expenses. The future net minimum rental payments for this lease are as follows:

Years ending December 31,
2016	$26,339
2017	53,178
2018	84,664
2019	89,187
2020	45,876
$299,244

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC.  The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC. The Company recognized -$4,901 and $41,122 of income under this agreement for the three and six months ended June 30, 2016, respectively, and $63,600 and $150,972 for the three and six months ended June 30, 2015, respectively.  The Company has filed a complaint in the State of Minnesota on June 10, 2016 to enforce the Contribution Agreement.  The defendant has responded and filed a counterclaim against Talon Bren Road, LLC and Talon OP, LP on July 7, 2016 to which the Company has responded.  Amounts due but unpaid under the Contribution Agreement are included in accounts receivable.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 9 – COMMITMENTS AND CONTINGENCIES (continued)

The consulting agreement provides for a reduction of the monthly consulting fees upon potential receipt of funds by the Consultant from a subsequent mortgage financing.

The Company incurred $146,641 and $286,930 of consulting expenses for the three and six months ended June 30, 2016, respectively, $131,250 and $262,500 of expenses for the three and six months ended June 30, 2015, respectively. The Company had amounts due of $276,930 and $45,938 as of June 30, 2016 and December 31, 2015, respectively.

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

The Company incurred $146,124 and $290,693 of expenses for the three and six months ended June 30, 2016, respectively, and $156,501 and $284,404 for the three and six months ended June 30, 2015, respectively. The Company had prepaid the July 2016 fees in the amount of $48,440 as of June 30, 2016 and had $0 due as of December 31, 2015. On January 7, 2016, the Company entered into a $584,937 unsecured promissory note with the Property Manager in satisfaction of the fees for the period of March 2015 through January 2016 and which amends the note dated November 16, 2015 for $481,934 and extended the maturity date to February 15, 2016.  Subsequently, the Company extended the maturity date to August 31, 2016 and increased the note by $368,971 for the fees incurred from February 2016 through July 2016 and interest incurred through May 31, 2016 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $8.2 million.  As of June 30, 2016, the Company had recorded $216,770 to building improvements and $7,760,995 to tenant improvement allowance payable related to this commitment.  On April 1, 2016, the tenant provided notice asserting a right to terminate the lease based on certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  On June 1, 2016, the tenant filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the lease and asserting certain rights to terminate the lease.  The Company has responded to the complaint to enforce the lease.  At this time, the Company is unable to determine the outcome of, and therefore has not recorded any obligations with respect to this dispute.

On August 31, 2015, the Company amended a lease arrangement with an existing tenant.  As part of the lease agreement, the Company incurred an obligation for lease incentives up to approximately $252,000.  On June 30, 2016, the Company reversed the remaining balance of $210,300 of deferred leasing incentives and corresponding payable as the tenant cancelled the leasing incentive offered in the lease. The Company had recorded leasing incentives payable of $0 and $235,500, within accrued expenses and other liabilities related to this commitment as of June 30, 2016 and December 31, 2015, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 10 – RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan.  The 2013 Equity Incentive Plan dated June 7, 2013 (the “Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors, and consultants and automatically increases on January 1 of each year by three percent of the outstanding shares of common stock as of December 31 of the immediately preceding year. Employee awards granted in 2013 vest monthly over 36 months provided the recipient remains an employee or consultant of the Company.  Awards granted in 2014 vest either immediately, monthly over a three year period, or monthly over a five year period.  Awards granted in June 2016 vest either immediately or in April 2017.  The Non-Employee Director Compensation Plan allows shares of restricted common stock to be granted to board members and is included under the Plan. The 2013 board member awards vest one-third of the shares on the date of grant, one-third on January 1 of the year following the date of grant, and one-third on January 1 of the second year following the date of grant, provided the recipient remains a member of the board as of the vesting date.  The 2014 awards vested immediately in March of 2014 and the 2016 awards vested half in June 2016 with the remainder to vest in April 2017.

As of June 30, 2016, the Company had granted 1,085,458 shares to employees and 600,000 shares to Directors under the Plan.

The following table sets forth a summary of restricted stock for the three and six months ended June 30, 2016:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, March 31, 2016	251,181	$1.22
Granted	550,000	0.55
Vested	(255,874)	0.62
Forfeited or rescinded	-	-
Granted and not vested, June 30, 2016	545,307	$0.83

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, December 31, 2015	287,007	$1.20
Granted	550,000	0.55
Vested	(291,700)	0.68
Forfeited or rescinded	-	-
Granted and not vested, June 30, 2016	545,307	$0.83

Total unrecognized compensation expense related to the outstanding restricted stock as of June 30, 2016 was $450,634, which is expected to be recognized over a weighted average period of 9 months.  The Company recognized $159,285 and $197,570 of stock-based compensation expense for the three and six months ended June 30, 2016, respectively, and $43,492 and $97,400 for the three and six months ended June 30, 2015, respectively, that is included in salary and compensation expense in the consolidated statements of operations.   The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock.  The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, December 31, 2015	1,339,715
Authorized increase in Plan shares	511,730
Granted	(550,000)
Forfeited or rescinded	-
Authorized but not granted or issued, June 30, 2016	1,301,445

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 11 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(5,310,233)	(4,168,849)
Net carrying amount	$6,600,761	$7,742,145

	June 30, 2016	December 31, 2015
Identified intangible liabilities:
Below-market leases	$507,746	$507,746
Accumulated amortization	(299,313)	(241,518)
Net carrying amount	$208,433	$266,228

The effect of amortization of acquired intangible assets and liabilities was $539,336 and $1,083,589, respectively, for the three and six months ended June 30, 2016 and $575,528 and $1,212,223 for the three and six months ended June 30, 2015, respectively. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $74,117 and $151,284 for the three and six months ended June 30, 2016, respectively, and $89,774 and $188,244 for the three and six months ended June 30, 2015, respectively.  Amortization of below-market leases are amortized as an addition to rent revenue and totaled $28,897 and $57,795 for the three and six months ended June 30, 2016, respectively, and $34,852 and $69,705 for the three and six months ended June 30, 2015, respectively.  Amortization of in-place leases was $494,117 and $990,100 for the three and six months ended June 30, 2016, respectively, and $520,607 and $1,093,684 for the three and six months ended June 30, 2015, respectively.  In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2016 (remaining 6 months)	$1,135,158	$57,795
2017	2,247,503	113,849
2018	1,654,921	36,789
2019	1,175,159	-
2020	388,020	-
	$6,600,761	$208,433

NOTE 12 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings.  On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expired on July 5, 2016.  The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of June 30, 2016.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

NOTE 13 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000.  These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds).  On and after July 2, 2020, the Company shall redeem the units, in whole, at the liquidation preference price of $100 per unit, plus accrued and unpaid distributions.  There was $70,004 of preferred payments outstanding as of June 30, 2016.  The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future.  The liquidation preference amount totaled $3,000,000 as of June 30, 2016 and December 31, 2015.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events for matters that require recognition or disclosure in the Company’s financial statements through the date these financial statements were issued.

NOTE 15 – GOING CONCERN

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. In the short-term, we have incurred significant expenses related completing building and tenant improvements at our properties, and pursuing our acquisition strategy creating a cash shortfall through June 30, 2016.

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, pay off maturing debt, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations.  As of June 30, 2016, we had unrestricted cash of $229,341 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. The loan secured by the property at 180 E. Fifth Street may be accelerated by the lender which would require refinancing or sale of the property.  We may also be unable to borrow or obtain sufficient funds for repayment on terms acceptable to us or at all, and our ability to obtain future financing may also be impacted negatively.

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

As of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 (unaudited)

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

We also own a 227,000 square foot building situated on 20 acres of land in Minnetonka, Minnesota and a 856,223 square foot thirteen-story office tower located in downtown St. Paul, Minnesota.  As of June 30, 2016 the combined occupancy for all of the buildings in our portfolio was 71%.   In April 2015, the Company executed a lease in the St. Paul building for a significant new tenant that would increase the occupancy of our portfolio by over 14% upon occupancy.

The following table sets forth information regarding our 5 largest tenants as of June 30, 2016.

Property Location (1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the three months ended June 30, 2016	Percentage of Company’s Total Base Rent for the three months ended June 30, 2016
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	119,490	12%	$909,588	25%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	89,130	9%	$775,727	21%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$639,488	17%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021	61,500	6%	$108,772	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018	29,903	3%	$54,355	1%

(1)

The two properties located in Maple Plain, MN lease approximately 15% of the Company’s rentable space and account for approximately 6% of the Company’s total base rent revenues for both the three and six months ended June 30, 2016 and 5% for both the three and six months ended June 30, 2015. The property located in Minnetonka, MN leases approximately 17% of the Company’s rentable space and accounts for approximately 19% and 18% of the Company’s total base rent revenues for the three and six months ended June 30, 2016, respectively, and 18% for both the three and six months ended June 30, 2015.  No major tenants are located at the property in Minnetonka, MN.  The property located in St. Paul, MN leases approximately 40% of the Company’s rentable space and accounts for approximately 76% of the Company’s total base rent revenues for both the three and six months ended June 30, 2016 and 77% for both the three and six months ended June 30, 2015.

The future square feet expiring for all current leases, including leases entered into subsequent to June 30, 2016:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN		Total

2016	56,215	-	24,810	2,910		83,935
2017	-	-	-	25,554		25,554
2018	-	29,903	-	134,787		164,690
2019	-	-	139,662	708		140,370
2020	-	-	-	223,094		223,094
Thereafter	59,500	-	-	147,125	(1)	206,625
	115,715	29,903	164,472	534,178		844,268

(1)

On April 1, 2016, the Company received a notice asserting a right to terminate the lease for 141,109 square feet pursuant to certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease.  The Company is responding to the suit to enforce the lease.

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

On January 28, 2016, we entered into a purchase and sale agreement with a privately held real estate company to sell the Minnetonka property for $26 million subject to a diligence period and other conditions of the purchase and sale agreement typical of a real estate transaction.  There is currently approximately $13.3 million of debt on the property.  Although both parties intend to close on the sale, there is no assurance that the sale will be completed pursuant to the purchase and sale agreement or at all.

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of June 30, 2016, our properties were 71% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates.  Negative trends in one or more of these factors such as a decrease in rental rates or a decrease in demand for our properties could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

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

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of June 30, 2016, some of our leases required tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. Legal fees incurred in 2016 and 2015 were significant due to the Company’s acquisition and refinancing activities, as well as litigation expenses.  We expect legal fees associated with these activities and business matters customary to a public real estate holding company, as well as our ongoing litigation.

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

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies.  There have been no significant changes to those policies during the three and six months ended June 30, 2016.

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was approximately 65% of the common units of the Operating Partnership as of June 30, 2016 and December 31, 2015. The Operating Partnership’s income is allocated to holders of common units based upon the ratio of their holdings to the total units outstanding during the period. Holders of preferred units receive certain distributions based on a percentage of the liquidation preference. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

Significant Events and Transactions during the three and six months ended June 30, 2016

Summarized below are the Company’s significant transactions and events during the three and six months ended June 30, 2016.

On January 11, 2016, Talon OP had entered into a purchase agreement to acquire a portfolio of twelve office and light industrial properties located throughout the greater Twin Cities area of Minnesota with a total purchase price of $81 million.  There have been multiple amendments to the purchase agreement to extend the closing date and deposit terms as mutually agreed by both parties.  The portfolio totals approximately 915,693 square feet with currently 88% occupancy by approximately 55 tenants and fits well in our target acquisition strategy.   We expect to finance the acquisition of this property with some debt and equity after completing due diligence and financing activity customary for this type of transaction.  There is no assurance that the acquisition will be completed pursuant to the purchase agreement or at all.

On January 28, 2016, we entered into a purchase and sale agreement with a privately held real estate company to sell the Minnetonka property for $26 million subject to a diligence period and other conditions of the purchase and sale agreement typical of a real estate transaction.  There is currently approximately $13.3 million of debt on the property.  Although both parties intend to close on the sale, there is no assurance that the sale will be completed pursuant to the purchase and sale agreement or at all.  Per the terms of the First Amendment to Purchase Agreement dated July 29, 2016, the parties agreed to increase the Deposit from the Purchaser from $100,000 to $200,000, extend the Diligence Period to December 31, 2016 or 30 days after the Southwest Light Rail funding gap is approved by the State of Minnesota, and extend the Closing date to March 31, 2017.

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

Three months ended June 30, 2016 compared to three months ended June 30, 2015

Revenues and Expenses

Rental revenues decreased $100,010, or 5.2%, to $1,826,511 for the three months ended June 30, 2016, compared to $1,926,521 for the same period of the prior year.  The net rental revenues are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same with a slight decrease in base rents.

Tenant reimbursements decreased $206,780, or 18.7%, to $901,758 for the three months ended June 30, 2016 compared to $1,108,538 for the same period of the prior year.  Approximately $123,500 of the net decrease in tenant reimbursements is attributable to the true-up of the under collection of estimated operating expense reimbursements in the first three months of 2015 and the 2014 reconciliation of operating expense reimbursements both of which were recognized in the three months ended June 30, 2015.  A similar true-up and reconciliation was not required in the three months ended June 30, 2016.  The remaining difference is due to the net decrease in tenants paying operating expense reimbursements across the portfolio in 2016 compared to the same period in the prior year.

General and administrative expenses decreased $126,698, or 52%, to $116,996 for the three months ended June 30, 2016 compared to $243,694 for the same period of the prior year.  The decrease is primarily due to a decrease in due diligence costs for potential deals in the three months ending June 30, 2016.

Salary and compensation expenses increased $146,856, or 78.3%, to $334,341 for the three months ended June 30, 2016 compared to $187,485 for the same period of the prior year. The increase in salary and compensation expense is attributable to the immediate vesting of non-cash stock compensation of approximately $121,000 in 2016, plus a net increase in base compensation for the period in 2016.

Professional fees increased $2,708, or 1.2%, to $227,352 for the three months ended June 30, 2016 compared to $224,644 for the same period of the prior year. The minimal increase is primarily due to an increase in legal services related to our legal proceedings in the three months ended June 30, 2016 of approximately $29,000, offset by a decrease in tax services of approximately $26,000 compared to the same period of the prior year.

Property operating expenses decreased $180,285, or 14.8%, to $1,036,815 for the three months ended June 30, 2016 compared to $1,217,100 for the same period of the prior year. Approximately $88,000 of the decrease in these expenses is primarily attributable to the decrease in maintenance, security and janitorial personnel and approximately $64,000 of the decrease is due to a decrease in utility costs across the portfolio for the three months in 2016 compared to the same period in 2015.  An additional $28,000 of the decrease is due to a non-recurring parking lot repair completed in the three months of 2015 compared to the same period in 2016.

Real estate taxes and insurance increased $72,942 or 19.6%, to $444,968 for the three months ended June 30, 2016 compared to $372,026 for the same period of the prior year. The net real estate taxes and insurance increase is primarily attributable to fact that real estate tax was under accrued by approximately $31,825 in the same period of the prior year due to an adjustment made in the three months ended June 30, 2015 to correct prior periods within 2015. Without the adjustment made in 2015 the three months ending June 30, 2016 would be in line with the annual increase in real estate taxes across the portfolio as the composition of our portfolio stayed the same.

Depreciation and amortization expense increased by $3,180, or 0.3%, to $1,223,388 for the three months ended June 30, 2016 compared to $1,220,208 for the same period of the prior year. The depreciation and amortization is relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same.

Interest expense decreased by $151,979, or 12.9% to $1,023,253 for the three months ended June 30, 2016 compared to $1,175,232 for the same period of the prior year. The decrease is primarily attributable to the impact of certain financing cost expiring in correlation with the terms of the applicable financing of approximately $225,000, offset by an increase in interest expense of approximately $73,000 due to increased financing activity in the three month period of 2016 compared to the same period in the prior year.

Six months ended June 30, 2016 compared to six months ended June 30, 2015

Revenues and Expenses

Rental revenues decreased $74,112, or 2.0%, to $3,702,423 for the six months ended June 30, 2016, compared to $3,776,535 for the same period of the prior year.  The net rental revenues are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same with a slight decrease in base rents.

Tenant reimbursements decreased $91,620, or 4.8%, to $1,799,249 for the six months ended June 30, 2016 compared to $1,890,869 for the same period of the prior year.  The net tenant reimbursements are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same with a slight decrease tenants paying operating expense reimbursements across the portfolio in 2016 compared to the same period in the prior year.

General and administrative expenses increased $140,368, or 43.4%, to $463,999 for the six months ended June 30, 2016 compared to $323,631 for the same period of the prior year.  The increase is primarily due to the expensing of previously deferred financing costs that were unsuccessful in 2016.

Salary and compensation expenses increased $156,476, or 38.9%, to $559,038 for the six months ended June 30, 2016 compared to $402,562 for the same period of the prior year. The increase in salary and compensation expense is attributable to the immediate vesting of non-cash stock compensation plus a net increase in base compensation for the period in 2016.

Professional fees increased $54,616, or 13.7%, to $453,197 for the six months ended June 30, 2016 compared to $398,581 for the same period of the prior year. The increase is primarily due to an increase in tax and legal services related to our legal proceedings in the six months ended June 30, 2016 compared to the same period of the prior year.

Property operating expenses decreased $336,334, or 13.1%, to $2,222,393 for the six months ended June 30, 2016 compared to $2,558,727 for the same period of the prior year. Approximately $217,000 of the decrease in these expenses is primarily attributable to the decrease in maintenance, security and janitorial personnel and approximately $50,000 of the decrease is due to a decrease in utility costs across the portfolio for the first six months in 2016 compared to the same period in 2015.  An additional $28,000 and $75,000 of the decrease is due to a non-recurring parking lot repair and non-recurring fees, respectively, recognized in the first six months of 2015 compared to the same period in 2016.

Real estate taxes and insurance increased $80,950 or 10.0%, to $890,445 for the six months ended June 30, 2016 compared to $809,495 for the same period of the prior year. The net real estate taxes and insurance are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same.

Depreciation and amortization expense decreased by $57,371, or 2.3%, to $2,455,793 for the six months ended June 30, 2016 compared to $2,513,164 for the same period of the prior year.  The decrease is primarily attributable to certain intangible assets expiring in correlation with the applicable leases.

Interest expense increased by $54,161 or 2.5% to $2,251,291 for the six months ended June 30, 2016 compared to $2,197,130 for the same period of the prior year. The increase is primarily attributable to an increase in interest expense of approximately $291,500 due to increased financing activity, offset by the net impact of certain financing costs becoming fully amortized in correlation with the terms of the applicable financing of approximately $237,000 in the six month period of 2016 compared to the same period in the prior year.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three months ended June 30,
In thousands $ (except per share)	2016			2015
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(1,054)	16,789	$(0.06)	$(916)	16,680	$(0.05)

Adjustments:
Non-controlling interest Operating Partnership	(564)	9,200		(493)	9,200
Consolidated depreciation and amortization:	1,223	-	-	1,220	-	-
adjust for non-real estate depreciation	(2)	-	-	(2)	-	-
adjust for amortization of above and below-market rents	62	-	-	55	-	-
adjust for noncontrolling real estate owned depreciation	(28)	-	-	(31)	-	-
Net adjustments	691			749
Funds from operations applicable to common shares	$(363)	26,079	$(0.01)	$(167)	25,880	$(0.01)

	Three months ended June 30,
	2016			2015
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(363)	26,079	$(0.01)	$(167)	25,880	$(0.01)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(32)	-	-	57	-	-
Non-real estate depreciation	2	-	-	2	-	-
Amortization of deferred financing costs net of noncontrolling real estate	106	-	-	326	-	-
Non-cash stock compensation charges	160	-	-	43	-	-
AFFO available to common shares	$(127)	26,079	$(0.00)	$261	25,880	$0.01

	Six Months Ended June 30,
In thousands $ (except per share)	2016			2015
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(2,357)	16,838	$(0.14)	$(2,070)	16,517	$(0.13)

Adjustments:
Non-controlling interest Operating Partnership	(1,267)	9,200		(1,118)	9,200
Consolidated depreciation and amortization:	2,456	-	-	2,513	-	-
adjust for non-real estate depreciation	(4)	-	-	(5)	-	-
adjust for amortization of above and below-market rents	125	-	-	119	-	-
adjust for noncontrolling real estate owned depreciation	(59)	-	-	(62)	-	-
Net adjustments	1,251			1,447
Funds from operations applicable to common shares	$(1,106)	26,038	$(0.04)	$(623)	25,717	$(0.02)

	Six Months Ended June 30,
	2016			2015
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(1,106)	26,038	$(0.04)	$(623)	25,717	$(0.02)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(134)	-	-	157	-	-
Non-real estate depreciation	4	-	-	5	-	-
Amortization of deferred financing costs net of noncontrolling real estate	309	-	-	550	-	-
Non-cash stock compensation charges	198	-	-	97	-	-

AFFO available to common shares	$(729)	26,038	$(0.03)	$186	25,717	$0.01

(1) Noncontrolling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis.  FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. We have incurred significant expenses related to operating as a public corporation, building and tenant improvements at our properties, and preparation for and execution of our acquisition strategy creating a cash shortfall from operations through June 30, 2016.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.  As of June 30, 2016, we had unrestricted cash of approximately $229,341 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.  We therefore will require additional capital and increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans.  If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Our short-term liquidity requirements consist primarily of the need to raise additional capital to provide funding for approximately $7.8 million of tenant allowances, pay off maturing unsecured notes payable in the approximate amount of $3 million, and to use any remaining proceeds to apply to other existing current liabilities.  Additionally, the Company, Talon OP and Mr. Kaminski are also guarantors of a mortgage on the building located at 180 E. Fifth Street in St. Paul, Minnesota.  The mortgage includes a financial covenant requiring the guarantors to maintain a certain net worth and amount of cash and marketable securities throughout the term of the loan.  Failure to satisfy the financial covenant will constitute an event of default under the loan agreements which the lender may remedy by accelerating the debt. We are currently attempting to refinance this mortgage and will attempt to obtain financing with more traditional covenants; however, there is no guarantee that the Company will be able to refinance the mortgage with more favorable terms, if at all.  A sale of the building has also been contemplated to address the liquidity issue.  We also require cash to pursue our strategy of near-term growth through acquisition of properties as well as pay our general and administrative expenses for operating as a public company and to satisfy our existing liabilities, as well as to finance our ongoing litigation.

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

In the future, we anticipate using a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financings (such as additional bank credit facilities or cash advances, which may or may not be secured by our assets), asset sales (including sales of accounts receivable), seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management.  There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

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

The following table summarizes the Company’s notes payable as of June 30, 2016 and December 31, 2015:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	June 30, 2016	December 31, 2015
Talon First Trust, LLC Mortgage (1)	Secured floating rate interest only	July 5, 2017	5.94%	$32,000,000	$32,000,000
Talon First Trust, LLC. – Promissory Note (2)	Unsecured fixed rate interest only	August 31, 2016	10.00%	953,908	481,934
Talon First Trust, LLC. – Promissory Note	Unsecured fixed rate interest only	See below (3)	10.00%	59,489	-
Talon First Trust, LLC. – Sale of Future Receivable (4)	See below (4)	See below (4)	(4)	230,121	-
Talon Bren Road, LLC Mortgage 1	Secured fixed rate	May 28, 2019	4.65%	10,992,812	11,123,773
Talon Bren Road, LLC Mortgage 2	Secured fixed rate interest only	March 1, 2017	16.00%	2,000,000	2,000,000
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	98,406	111,797
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	4,012,999	4,049,859
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	293,371	294,021
Talon OP, L.P. – Promissory Notes (5)	Unsecured fixed rate interest only	June 30, 2016	24.00%	1,000,000	1,000,000
Talon OP, L.P. Promissory Note – Related Party (see note 6 to the financial statements)	Unsecured fixed rate interest only	June 30, 2016	24.00%	500,000	500,000
				$52,366,106	$51,786,384

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

(2)

On November 16, 2015 the Company entered into a $481,934 unsecured promissory note with the Property Manager of Talon First Trust, LLC. The note satisfied the fees due under the Property Management Agreement for the period of March 2015 through December 2015 and had an original maturity date of December 31, 2015.  Subsequently, the Company extended the maturity date to February 15, 2016 and then to August 31, 2016 and increased the note by $471,974 for the fees incurred from January 2016 through July 2016 and interest incurred through May 31, 2016 per the terms of the promissory notes and Property Management Agreement entered into with the Property Manager (see Note 9 to the financial statements).  The note bore interest at 8% annually from November 16, 2015 through June 30, 2016 and currently bears interest at 10% annually through maturity.

(3)

The outstanding principal and applicable accrued interest is due in full upon sale or refinancing of the property at 180 E. Fifth Street in St. Paul.

(4)

On June 29, 2016 the Company received funds from two different sources totaling $235,993 for the sale of future receivables at the property located at 180 E. Fifth Street.  The agreements require payments totaling $352,305 over 120 days.  Per FASB ASC 470-10-25, which provides guidance on funds received from sales of future receivables, this transaction has been classified as debt and included in notes payable. The agreements are guaranteed by a shareholder of the Company.

(5)

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at 14% annually and had an original maturity date of June 30, 2015 and July 18, 2015, respectively.  In 2015, the Company extended the maturity dates of both notes to December 31, 2015.  The notes bore interest of 20% annually from July 1, 2015 and July 19, 2015, respectively, through October 31, 2015.  Subsequently, the Company extended the maturity dates of both notes to the earlier of, the disposition or refinancing of the property at 180 E 5th Street in St. Paul or June 30, 2016.  The notes will bear interest at 24% annually from November 1, 2015 through June 30, 2016. The maturity date has not been extended and the note is due and payable in full.

Off Balance Sheet Arrangements

At June 30, 2016, we did not have any off-balance sheet arrangements.

Inflation

As of June 30, 2016, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the six months ended June 30, 2016, inflation did not have a material impact on our revenues or net income.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of June 30, 2016, all but one of our outstanding loans had a fixed rate.  On July 2, 2014, we secured a $33 million loan with a current interest rate of 5.75% which is indexed monthly to the one month LIBOR plus a spread of 5.50% per annum.  In conjunction with the closing of this loan, we are party to an interest rate cap transaction with an interest rate cap of 2.50% on the $33 million. We are at risk to interest rate fluctuations on $33 million up to the interest rate cap of 2.50% until expiration of the cap on July 5, 2016, after which time our interest rate risk is no longer capped.  Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. – OTHER INFORMATION

Item 1.

Legal Proceedings

We are currently engaged in legal proceedings that may have a material impact on our financial statements.  From time to time, we may be named as a defendant in legal actions or otherwise be subject to claims arising from our normal business activities.  Any such actions, even those that lack merit, could result in the expenditure of significant financial and managerial resources.

The Company has filed a complaint in the State of Minnesota on June 10, 2016 to enforce the NOI Payment Agreement and other documents issued in conjunction with the Contribution Agreement entered into on May 29, 2014 with Bren Road, L.L.C.  The defendant has responded and filed a counterclaim and third-party complaint against Talon Bren Road, LLC and Talon OP, LP on July 7, 2016 to which the Company has responded.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant at the property located at 180 East 5th Street.  On June 1, 2016, the tenant filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the lease and the tenant has a right to terminate the lease.  The Company has responded to the complaint to enforce the lease.

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

Dated: August 15, 2016	TALON REAL ESTATE HOLDING CORP.

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