Form 10-K
period 2016-12-31
TALON REAL ESTATE HOLDING CORP.
filed 2019-04-17
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant is an “emerging growth company” (as defined in Section 2(a)(19) of the Securities Act). Yes ☒ No ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. Yes ☐ No ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of shares of the registrant’s common stock held by non-affiliates of the registrant (based upon the price of $1.00 at which our common stock last traded on the Over the Counter Bulletin Board prior to such date) was approximately $17,607,680.

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding as of March 17, 2017 was 17,265,981 shares.

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

-i-

Jumpstart Our Business Startups Act Disclosure

Our Company qualifies as an “emerging growth company,” as defined in Section 2(a) (19) of the Securities Act of 1933, as amended (the “Securities Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”). An issuer qualifies as an “emerging growth company” if it has total annual gross revenues of less than $1.0 billion during its most recently completed fiscal year, and will continue to be deemed an emerging growth company until the earliest of:

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

-ii-

PART I

Item 1.	Business

Overview

We are a real estate investment company focused on investing in office, industrial, hospitality, and retail properties located in the Midwest and South Central regions of the United States. We target properties located in the area bounded by Minnesota to the north and Texas to the south, and by Illinois to the east and Colorado to the west (our “Target Area”), although we will consider properties outside this target area if we identify attractive opportunities. We believe these markets are currently under served in financing and market transaction options for which we can provide advantageous solutions. We believe the size and location of opportunities in this region will be a desirable fit for our real estate portfolio and can be pursued at attractive yields.

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

Substantially all of our assets are held by, and our operations are conducted through, Talon OP, which we refer to as our “Operating Partnership”. We are the sole general partner of the Operating Partnership, and, as such, we generally have the exclusive power to manage and conduct the business and affairs of the Operating Partnership, subject to certain limited approval and voting rights of the limited partners, that are described more fully herein. As of December 31, 2016, we owned 65% of the common units of the Operating Partnership that holds our portfolio of commercial properties.

Organizational Structure in 2016

Organizational Structure in 2019

General Partner
Talon Real Estate Holding Corp.
Utah corporation
Talon OP, L.P.
Minnesota LP
Talon Management Services, LLC
MN LLC
5130 Industrial Street, LLC
Talon Antigua
Talon Hotels, LLC
Talon Bren Road, LLC
100% Talon Eastland Hospitality, LLC
Texas LLC
100% Talon Protea Hospitality, LLC
Texas LLC
100% Talon Stephenville Lodging, Ltd.
Texas LP
100% Talon CC Hospitality, LLC
Texas LLC
100% Talon Stephenville Hospitality, Ltd
Texas Ltd
100% Talon Prime Lodging, LLC
Oklahoma LLC
100% Talon Raviraj, LLC
Texas LLC

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

Our principal executive offices were located at 100 South First Street, #583357, Minneapolis, Minnesota, 55458-3357. Our telephone number is 612-604-4600. Our web address is www.talonreit.com. The information on, or otherwise accessible through, our website does not constitute a part of this report or any other report or document we file with or furnish to the Securities and Exchange Commission.

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

Our Strategy

Commercial real estate trends have been positive for an extended period of time. We believe there may be many potential sellers that are seeking an exit strategy now or in the near future and we may be able to offer these sellers some advantages that make us a more competitive buyer. Our objective is to accumulate quality properties at attractive yields primarily in our Target Areas.

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

Our strategy is to offer these tax deferred solutions to real estate owners as part of diversifying our shareholder base, creating liquidity and shareholder value. We currently believe hospitality, retail and student housing properties offer the most attractive return on equity metrics.

The middle corridor of the United States continues to offer higher cap rates compared to the west and east coasts and we will continue to explore additional investment options within this region to continue our mission to provide competitive returns in our sectors.

We seek to provide investors the opportunity to have liquidity with real estate exposure in a geographically diversified portfolio with tactical asset allocation. Our strategy is to expand our property holdings to seek diversification by focusing on the following key elements:

•	We will target office, industrial, hospitality and retail properties in our Target Area, ranging in size from 10,000 to 500,000 square feet although we may acquire properties outside of these parameters.
•	The target market value for our properties is expected to be in the range of $1.0 million to $50 million, although we might acquire larger or smaller properties depending on the opportunities available to us and our access to capital or ability to issue equity interests as consideration.
•	Our target properties ideally will be strategically situated in metropolitan areas not traditionally explored by institutional investors. These may include secondary and tertiary markets in our geographic territory.
•	We plan to invest in both core income-producing properties requiring relatively small improvements or enhancements and value-added properties that will require more significant investments of capital or management attention (including, but not limited to, leasing vacant space or extending expiring leases) that we expect to provide current income as well as the increased potential for higher long-term value to our company. Our long-term plan is to invest in value-added properties while maintaining a significant part of our portfolio in core properties. Our investment allocation between these two types of properties may significantly fluctuate in the short term as we seek the best opportunities.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other property owners and will enable us to capitalize on the economic conditions in our target real estate markets as we seek to expand our portfolio:

•	Experienced Management Team with Extensive Experience and Network. Our management team, led by MG Kaminski, our Chief Executive Officer has extensive experience in the real estate industry and has cultivated an extensive network of contacts that we expect to tap to identify acquisition opportunities. Mr. Kaminski has over 25 years of experience in purchasing, selling, managing, leasing, and constructing commercial real estate where he owned over 2.6 million square feet. This square footage represented 32 buildings in office, industrial and retail space. His further experience includes financing and structuring real estate deals through traditional banking institutions and brokerage firms. This diverse and extensive experience in all aspects of commercial real estate creates unique insight in the day-to-day operations as well as strategic portfolio level management of commercial properties. He is well prepared to respond to all manners of tenant, property, financing and market issues, and he has significant knowledge and an extensive network of contacts in the Minneapolis/St. Paul metropolitan area and other similar markets in the Midwest to drive the acquisition and financing pipeline. He also has significant asset management experience, serving as President of Wayzata Capital Management, LLC from August 1996 to December 2012.

•	Committedand Incentivized Management Team. Our management team is committed to our operations and growth. As of December 31, 2016, our management team owned approximately 35% of our common stock thereby aligning management’s interests with those of our shareholders. We expect management will continue to hold a significant ownership interest in our company in the foreseeable future including if we become subject to the ownership requirements under the Internal Revenue Code of 1986 (the “Code”) for qualification as a REIT. To comply with these requirements, not more than 50% of the value of the outstanding shares of our stock (after taking into account options to acquire shares of stock) may be owned, directly, indirectly or through attribution, by five or fewer individuals at any time during the last half of a taxable year (other than the first year for which an election to be a REIT has been made). Our board of directors has significant experience in leadership roles for both private and public companies and we expect that they will be an invaluable source of leadership for our company.
•	Disciplined Approach to Underwriting and Due Diligence. Before acquiring a property, our team of real estate investment professionals, led by Mr. Kaminski, applies a disciplined underwriting and due diligence process. The due diligence process focuses on identifying properties in our target market that are located in metropolitan areas with historically strong, stable economies and stable or growing populations, with an emphasis on areas of growth within these metropolitan areas. We also focus on identifying properties that can be acquired at prices we believe represent a strong value.
•	UPREIT Structure. Because we intend to conduct our operations through the Operating Partnership, our organizational structure will be considered an Umbrella Partnership Real Estate Investment Trust, referred to in our industry as an UPREIT. This structure is designed to provide tax deferral benefits to property owners who contribute their property to our company. We believe using an UPREIT structure will give us an advantage in acquiring properties from persons who may not otherwise sell their properties because of unfavorable tax results. Generally, a sale or contribution of property directly to a REIT is a taxable transaction to the selling property owner. In an UPREIT structure, a seller of a property who desires to defer taxable gain on the sale of property may contribute the property to the Operating Partnership in exchange for (i) common units in the partnership and defer taxation of gain until the seller later elects to require the Operating Partnership to redeem all (but not less than all) of their common units for cash equal to the then-current value of an equal number of shares of our common stock (determined in accordance with and subject to adjustment under the partnership agreement of our Operating Partnership), or, at our election, as the sole general partner, on behalf of the Operating Partnership, to exchange their common units for shares of our common stock on a one-for-one basis, subject to certain adjustments and the restrictions on ownership and transfer of our stock or the Operating Partnership sells the property and/or (ii) Talon OP preferred units which provide rights to certain distributions and can later be redeemed for the liquidation preference and any accrued and unpaid distributions. This ability to offer tax-deferred purchase terms could make us a more attractive buyer to some property sellers. We are not currently qualified as a REIT and do not expect to qualify as a REIT during the current calendar year.

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

As leases at the properties we own and at any future properties we may acquire expire, we may encounter significant competition to renew or re-lease space. As a result, we may be required to provide rent concessions or abatements, incur charges for tenant improvements and other inducements, including early termination rights or below-market renewal options, or we may not be able to timely lease vacant space. In that case, our financial condition, results of operations, cash flow, per share trading price of our common stock and ability to satisfy our debt service obligations and to pay dividends may be adversely affected.

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

Acquisition Pipeline

We are continually engaging in internal research as well as informal discussions with various parties regarding our potential interest for acquisition opportunities in different states throughout our primary geographic region. There is no assurance that any currently available properties will remain available, or that we will pursue or complete any of these potential acquisitions, at prices acceptable to us or at all.

Talon RE, a wholly owned subsidiary of our Operating Partnership, has entered into a contribution agreement to acquire a 51% interest in 5130 LLC, subject to receiving consent to the transfer from the entity’s lender. 5130 LLC owns an industrial complex consisting of two properties with approximately 171,639 rentable square feet located in Maple Plain, MN. We entered into a contribution agreement to acquire the remaining interest in this entity which closed at the end of 2018. In March of 2019 we entered into a purchase and sale agreement to sell this asset.

Our Current Property Interests

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 85%. We entered into a contribution agreement to acquire the remaining interest in this entity which closed at the end of 2018. In March of 2019 we entered into a purchase and sale agreement to sell this asset.

On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that is currently 92% leased by over 100 tenants who are wholesale distributors.

On July 2, 2014, we completed the acquisition of a thirteen story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied at time of acquisition and is currently about 60% occupied by corporate and government tenants. In April 2015, we executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease. On January 27, 2017 we executed a second amendment to the lease which amended the original lease to a seven-year term with a commencement date of January 1, 2018. We exchanged this asset for Operating Units of First Capital Reit in June of 2018.

On August 31, 2018, Talon OP, L.P. (Talon-OP), which is the entity through which Talon Real Estate Holding Corp. (“Talon”) conducts substantially all of its business, entered into a Contribution Agreement (the “Antigua Contribution Agreement”) with First Capital Real Estate Trust, Incorporated (“Contributor”), through First Capital Real Estate Operating Partnership, L.P. (the “FC-OP”), its operating partnership, for the acquisition of the FC-OP’s interests in and to Goat Head Hill and Dutchman’s Bay, Island of Antigua (the “Antigua Project”), including, without limitation, that certain Memorandum of Agreement dated July 28, 2015 between Brown McLennon, the FC-OP and the government of Antigua and Barbuda regarding the development of hotels on the properties known as Dutchman’s Bay and Goat Head Hill on Antigua and the FC-OP’s 100% ownership interest in Goat Head Hill Resort Development Ltd and Dutchman’s Bay, an Antigua and Barbuda Corporation.

Pursuant to the Antigua Contribution Agreement, the FC-OP agreed to transfer all of its interests in the Antigua Project to Talon-OP. In consideration for such transfer Talon-OP will issue to the FC-OP $30.0 million in units of its limited partnership interests (“LP Units”), or 12,000,000 LP Units based on a valuation of $2.50 per LP Unit. The LP Units will be payable in three installments over a two year period. The FC-OP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of the Company.

On August 31, 2018, Talon OP, L.P. (Talon-OP), which is the entity through which Talon Real Estate Holding Corp. (“Talon”) conducts substantially all of its business, entered into a Contribution Agreement (the “Hotels Contribution Agreement”) with First Capital Real Estate Trust, Incorporated (“Contributor”), through First Capital Real Estate Operating Partnership, L.P. (the “FC-OP”), its operating partnership, for the acquisition of seven entities, as described in the Hotels Contribution Agreement. In consideration for such transfer Talon-OP will issue to the FC-OP $14,796,765.00 in units of its limited partnership interests (“LP Units”), or 5,918,706 LP Units based on a valuation of $2.50 per LP Unit. The aggregate value of the Companies/Hotels is $40,790,000 and a credit for existing indebtedness (“Existing Indebtedness”) of $25,993,235.00. The Existing Indebtedness is set forth on Exhibit B attached hereto. The FC-OP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of the Talon-OP.

Pursuant to the terms of the Hotels Contribution Agreement, Talon-OP’s obligation to close upon the acquisition is subject to customary conditions to closing. This series of transactions closed in December 2018.

The following table sets forth information regarding our 5 largest tenants as of December 31, 2016.

Property Location(1)	Tenant Industry	Primary Use	Lease Expiration		Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the Year Ended December 31, 2016	Percentage of Company’s Total Base Rent for the Year Ended December 31, 2016
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2023	(3)	119,490	12%	$1,829,284	23%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020		89,130	9%	$1,410,843	19%
180 E 5th Street, St. Paul, MN(2)	Retail	Office	3/31/2020		102,577	10%	$1,274,453	16%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021		59,500	6%	$225,628	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018		29,903	3%	$106,517	1%

(1)	The two properties located in Maple Plain, MN lease approximately 15% of the Company’s rentable space and account for approximately 5% of the Company’s total base rent revenues for the year ended December 31, 2016. The property located in Minnetonka, MN leases approximately 16% of the Company’s rentable space and accounts for approximately 18% of the Company’s total base rent revenues for the year ended December 31, 2016. No major tenants are located at the property in Minnetonka, MN. The property located in St. Paul, MN leases approximately 41% of the Company’s rentable space and accounts for approximately 77% of the Company’s total base rent revenues for the year ended December 31, 2016.
(2)	On March 7, 2017, tenant filed for Chapter 11 bankruptcy protection from its creditors.
(3)	Five-year lease extension signed in January 2017.
(4)	In June 2018 First Trust was sold 100% for Operating Units of First Capital Operating Partnership, LP, a subsidiary of FCREIT, Inc., a Maryland corporation operating as a nontraded REIT.

The future square feet expiring for the current leases in place as of December 31, 2016 are as follows:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN	Total

2017	17,841	29,203	—	25,049	72,793
2018	—	—	—	20,981	20,981
2019	—	—	164,472	—	164,472
2020	—	—	—	—	0
2021	59,500	—	—	—	59,500
Thereafter	—	—	—	—	0
	77,341	29,903	164,472	46,030	317,746

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

Financing and Leverage Policy

We anticipate using a number of different sources to finance our acquisitions and operations, including cash flows from operations, issuance of debt securities or equity securities (which might be shares of our common or preferred stock or limited partnership units in the Operating Partnership that are redeemable for our common stock or provide rights to certain distributions), private financing (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. We also might consider joint venture or other partnering opportunities as they arise in order to acquire properties that would otherwise be unavailable to us. We may use the proceeds of our borrowings to acquire assets, to refinance existing debt or for general corporate purposes.

Although we are not required to maintain any particular leverage ratio, we intend, when appropriate, to employ prudent amounts of leverage and to use debt as a means of providing additional funds for the acquisition of assets, to refinance existing debt or for general corporate purposes. We expect to use leverage conservatively, assessing the appropriateness of new equity or debt capital based on market conditions, including prudent assumptions regarding future cash flow, the creditworthiness of tenants and future rental rates. Our articles of incorporation and bylaws do not limit the amount of debt that we may incur. As of December 31, 2016, our ratio of notes payable to total assets (net of accumulated depreciation) was approximately 86% based on the net depreciated cost of our properties.

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

Americans with Disabilities Act

Properties in which we plan to invest are subject to Title III of Americans with Disabilities Act, or the “ADA”, to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to access by persons with disabilities in certain public areas of our properties where such removal is readily achievable.

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

Environmental laws also govern the presence, maintenance and removal of asbestos-containing building materials, or “ACBM”, and may impose fines and penalties for failure to comply with these requirements or expose us to third-party liability (e.g., liability for personal injury associated with exposure to asbestos). Such laws require that owners or operators of buildings containing ACBM (and employers in such buildings) properly manage and maintain the asbestos, adequately notify or train those who may come into contact with asbestos, and undertake special precautions, including removal or other abatement, if asbestos would be disturbed during renovation or demolition of a building. Any properties we own or acquire may contain ACBM and we could be liable for such damages, fines or penalties.

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

REIT Qualification

We intend to elect to be taxed as a REIT for the calendar year in which we qualify to be taxed as such under the Revenue Code and it is advantageous to the shareholders to do so. The earliest we could qualify would be our taxable year ending on December 31, 2019. Our qualification as a REIT will depend upon our ability to meet on a continuing basis, through actual investment and operating results, various complex requirements under the Code relating to, among other things, the sources of our gross income, the composition and values of our assets, our distribution levels and the diversity of ownership of our shares. We believe that we have been organized in conformity with the requirements for qualification and taxation as a REIT under the Code, and that our intended manner of operation will enable us to meet the requirements for qualification and taxation as a REIT. We intend to amend our articles to include certain restrictions to enable us to meet the requirements for qualification and taxation as a REIT.

So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on our REIT taxable income we distribute currently to our shareholders. If we fail to qualify as a REIT in any taxable year and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax at regular corporate rates and may be precluded from qualifying as a REIT for the subsequent four taxable years following the year during which we lose our REIT qualification. Even if we qualify for taxation as a REIT, we may be subject to certain U.S. federal, state and local taxes on our income or property. In addition, any TRS we own will be subject to U.S. federal, state and local taxes on its income or property. We do not currently qualify as a REIT in the current calendar year.

Investment Company Act of 1940

We intend to conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act of 1940.

Risk Management

Our risk management activities are overseen by our board of directors. We will face various forms of risk in our business ranging from broad economic, commercial and industrial market and interest rate trends to more specific factors such as credit risk related to our tenants, ability to meet financial obligations under our loan agreements, leasing of properties and competition for properties. We also face risks related to our limited number of employees and significant debt load, as well as pending litigation. See also “Risk Factors.”

Insurance

We currently maintain property, liability, and umbrella coverage under a blanket policy for each property. We believe the policy specifications and insured limits covering our properties are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice; however, our insurance coverage may not be sufficient to fully cover our losses.

Employees

We have structured our operations in a manner that minimizes overhead and relies on third parties to supply experience and expertise necessary to identify and exploit potential acquisition opportunities. We will attempt to minimize general and administrative expenses by maintaining adequate levels of overhead and staff while outsourcing operational duties to consultants and independent contractors where appropriate. We currently have seventy five full-time employees, but expect to eventually hire more employees appropriate for the development of our business.

Executive Officers

Set forth below are the names, ages and titles of the persons serving as our executive officers.

Name	Age	Position
MG Kaminski	58	Chief Executive Officer
Keith Gruebele	62	Chief Financial Officer

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

Keith Gruebele has served as our Chief Financial Officer since November 1, 2016. Prior to joining us, Mr. Gruebele served as the Director of Finance at Mid America Festivals from April 2016 through October 2016.  He served as an independent consultant from September 2015 through March 2016.  From January 2010 through August 2015 he served as Finance, Operations, Real Estate and Special Projects Leader at GLC Enterprises, Inc. Mr. Gruebele holds an inactive CPA license from the state of Minnesota. In August 2018, Mr. Gruebele stepped down from active management of the Company due to health reasons.

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

The report of our independent registered public accounting firm expresses substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has indicated in its opinion attached to its audit report for the year ended December 31, 2016 that there is substantial doubt about our ability to continue as a going concern due to our expectation that projected funds from operations, together with current cash on hand, will be insufficient to meet working capital requirements, to repay debt at maturity and other financing costs and to fund required capital expenditures and leasing costs. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Any management plan to address our financial condition may be ineffective, and we cannot provide any assurance that we will be able to continue as a going concern.

Our business plan requires additional liquidity and capital resources that might not be available on terms that are favorable to us, or at all, which raises substantial doubt about our ability to continue as a going concern or restricts our ability to grow and adversely affect our results of operations.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations. As of December 31, 2016, we had unrestricted cash of $108,418 and current liabilities, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash. We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Our ability to obtain needed financing may be impaired by such factors as the health of and access to capital markets (both generally and in the real estate industry in particular), our status as a new enterprise without a significant demonstrated operating history, the substantial doubt about our ability to continue as a going concern, and/or the loss of key management. We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition and results of operations.

We own real estate that is subject to financial and other covenants, as well as liens. We are not compliance with all of those covenants, which may constitute an event of default under certain of our loan agreements and cause acceleration of certain indebtedness and the initiation of foreclosure action against certain of our properties.

All of the properties we own are subject to loan agreements requiring, among other covenants, compliance with certain financial and non-financial covenants. In the event we are unable to comply with the requirements of our borrowings, we may be subject to default, which could cause a lender to accelerate our indebtedness or to initiate a foreclosure action. Judgments against the borrower in excess of $100,000 or against the guarantors of our loans in excess of $250,000 that remain unpaid after 30 days constitute an event of default under our 10301 Bren Road loan agreements and judgments against the borrower or the guarantors of our loans in excess of $250,000 that remain unpaid after 60 days constitute and event of default under our 180 E 5th Street loan.

On February 27, 2017, a judgment in the amount of $719,365 was ordered against Talon Bren Road, LLC and Talon O.P. L.P. On March 27, 2017, Talon Bren Road, LLC received a notice of a default under the terms of our second mortgage agreement, the outstanding balance of which was $2.0 million as of December 31, 2016. On April 13, 2017, Talon Bren Road, LLC, Talon O.P. and Talon Real Estate Holding Corp. received a notice and acceleration of demand for payment of amounts outstanding under our first mortgage loan agreement, the balance of which was approximately $10.7 million as of December 31, 2016. On June 23, 2017 the amounts outstanding on the first and second mortgage were refinanced with a new lender and the judgment in the amount of $719,365 was satisfied out of the proceeds of the refinancing.

On April 7, 2017, a judgment in the amount of $897,695 was ordered against Talon Real Estate Holding Company and Talon O.P. L.P, jointly and severally. On May 31, 2017, the Court granted a Charging Order against the Company and Talon O.P.L.P where the Company and Talon O.P.L.P are required to pay all profits and distributions to the plaintiff until the full amount of the judgment is paid and satisfied.

Subsequent to the judgment and charging order, in April 2018, the judgment was fully satisfied by the Company, granting a second mortgage in favor of the judgment creditor.

In June 2017, First Trust was sold 100% for Operating Units of First Capital Operating Partnership, LP, a subsidiary of FCREIT, Inc., a Maryland corporation operating as a nontraded REIT.

On December 15, 2018, the Company entered into a termination agreement with the landlord. In exchange for vacating the premises, the accrued rent was forgiven.

On December 31, 2018, the Company issued 9,251,810 shares to Directors, employees and vendors. The shares have yet to be delivered.

We could face difficulties in refinancing loans involving balloon payment obligations.

Most of our mortgage loans require us to make a lump-sum or “balloon” payment at maturity. Our ability to make a balloon payment at maturity could be uncertain and may depend upon our ability to obtain additional financing, to refinance the debt or our ability to sell the particular property. On April 8, 2017, we had a balloon payment due in the amount of $4.3 million dollars. As of the date of this report, the payment is past due and we have been unable to refinance it. If we continue to be in default or are unable to obtain a waiver from the lender, the lender may foreclose on the secured property or accelerate any amounts due. We may be required to sell the mortgaged property at a time which may not permit realization of the maximum return on such property. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets. If we are able to refinance the debt, we may not be able to obtain terms as favorable as the original loan. The effect of a refinancing or sale could affect the rate of return to shareholders and the projected time of disposition of our assets.

We are subject to litigation proceedings that could harm our business if an unfavorable ruling were to occur.

From time to time, we may become involved in litigation and other legal proceedings relating to claims arising from our operations in the normal course of business. As described in, but not limited to, Part I, Item 3, "Legal Proceedings" of this Form 10-K, we are currently subject to certain legal proceedings. Litigation is subject to inherent uncertainties, and unfavorable rulings may occur. We cannot assure you that these or other litigation or legal proceedings will not materially affect our ability to conduct our business in the manner that we expect or otherwise adversely affect us should an unfavorable ruling occur.

Our lack of diversification increases the risk of an investment in our company, and our financial condition and results of operations may deteriorate if we fail to diversify.

We currently own an interest in three commercial properties located in the Minneapolis-St. Paul area. In addition, we own 7 hotels in Texas and Oklahoma and development land in Antiqua. Although we intend to continue to acquire additional properties for our portfolio, our ability to diversify our portfolio will depend on our access to additional capital and financing sources and the availability of suitable acquisition targets. We also intend to finance some acquisitions with shares of our company’s common stock or the Operating Partnership’s limited partnership units so our ability to diversify may also depend on the willingness of real estate owners to exchange their real estate holdings for such securities, which we anticipate will have limited liquidity. Until such time as we are able to diversify our property holdings, if at all, our results of operations will depend on economic conditions in the Minneapolis-St. Paul area and could fluctuate significantly depending on local economic factors that are outside of our control. In addition, natural disasters in this area, such as tornadoes, could significantly damage our current property and materially and adversely affect our financial condition, results of operations and prospects.

As of December 31, 2016, there was approximately $49.1 million of indebtedness secured by buildings in which we have an interest, which could expose us to default, prevent the disposition of any of the properties or result in a significant loss upon disposition of any of the properties.

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

Our performance is substantially dependent on the performance of our senior management, including MG Kaminski, our Chief Executive Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, results of operations and our financial condition. Our future success also depends on our continuing ability to attract and retain highly qualified managerial and other personnel. Competition for such personnel is intense and we may not be able to retain our key managerial and other employees or may not be able to attract and retain additional highly qualified managerial and other personnel in the future. The inability to attract and retain necessary managerial and other personnel could have a material adverse effect upon our business, results of operations and financial condition.

We may not be able to operate as a REIT and our management team has no REIT experience.

Our board of directors and executive officers have no prior experience operating a REIT. There is a risk that the past experience of our management team will not be sufficient to operate our company as a REIT. We may not qualify to elect REIT status for the current calendar, or at all. Our failure to qualify as a REIT may have an adverse effect on our tax position, financial condition, results of operations, cash flow and trading price of our common stock.

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

If our remedial measures are insufficient to address material weaknesses and we are unable to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, timely file our periodic reports, maintain our reporting status or prevent fraud.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. In connection with our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, we concluded there were two material weaknesses.  Our management identified material weaknesses in internal control over financial reporting relating to our internal control environment and our period end financial reporting. In addition, we identified multiple significant deficiencies in our internal control over financial reporting. Under standards established by the Public Company Accounting Oversight Board, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, detected or corrected on a timely basis.

Although management has begun taking and intends to continue to take a number of steps to remediate the underlying causes of these material weaknesses (see “Item 9A Controls and Procedures – Management’s Annual Report on Internal Control Over Financial Reporting” and “- Management Remediation Plan”), we cannot assure that this remediation will occur on a timely basis, or that the efforts to remediate the material weakness will be effective.

Moreover, if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occur in the future, then there exists a risk that our consolidated financial statements may contain material misstatements that are unknown to us at that time, and such misstatements could require us to restate our financial results. Our management or our independent registered public accounting firm may identify other material weaknesses in our internal control over financial reporting in the future. The existence of a material weakness in our internal control over financial reporting may result in current and potential stockholders and lenders losing confidence in our financial reporting, which could negatively impact the market price of our common stock or willingness of lenders to extend credit to our Company.

In addition, the existence of material weaknesses in our internal control over financial reporting may affect our ability to timely file periodic reports under the Exchange Act and may consequently result in the SEC revoking the registration of our common stock or the delisting of our common stock. Any of these events could have a material adverse effect on the market price of our common stock or on our business, financial condition and results of operations.

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

Any bankruptcy filings by or relating to any of our tenants could bar us from collecting pre-bankruptcy debts from that tenant, unless we receive an order permitting us to do so from the bankruptcy court. A tenant bankruptcy could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums.

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

Uninsured losses and condemnation costs. Accidents, terrorism incidents, tornadoes or other acts of God and other losses at our properties for any reason could adversely affect our operating results. Casualties may occur that significantly damage an operating property, and insurance proceeds may be less than the total loss incurred by us. We maintain casualty insurance under policies we believe to be appropriate, but some types of losses, such as those related to the termination of longer-term leases and other contracts, generally are not insured. Certain types of insurance may not be available or may be available on terms that could result in large uninsured losses. Property ownership also involves potential liability to third parties for such matters as personal injuries occurring on the property. Such losses may not be fully insured. In addition to uninsured losses, various government authorities may condemn all or parts of operating properties. Such condemnations could adversely affect the viability of such projects.

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

In addition, we have made multiple filings of our reports under the Securities Exchange Act of 1934 following the required filing date. This could result in our delisting from the OTC Bulletin Board.

We expect volatility in the price of our common stock, which may subject us to securities litigation resulting in substantial costs and liabilities and diverting management’s attention and resources.

The market for our common stock may be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be a target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention from our day-to-day operations and consume resources.

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

If we incur indebtedness in the future to fund our growth or operations, it is likely that the instruments governing such indebtedness will contain covenants restricting our operating flexibility. We may incur debt that is secured by all or a portion of the properties in our portfolio. We will bear the costs and fees associated with any such occurrence and ongoing interest expense that will reduce the amount of funds available to common shareholders. Because our decision to issue debt will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future occurrence and any such occurrence could reduce the market price of our common stock.

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

All 17,265,981 of the shares of our common stock outstanding as of December 31, 2016 including 86,000 of such shares issued in restricted stock grants to our executive officers and directors were subject to resale restrictions as a result of securities laws (including Rule 144 of the Securities Act) or lock-up agreement at issuance. As of December 31, 2016, 9.2 million units of the Operating Partnership are exchangeable at the Company’s discretion, for common shares of stock on a one-for-one basis, are subject to such resale restrictions. Because many of our shares are still subject to resale restrictions, there may be limited liquidity and trading volume of our common stock, which may lead to increased transaction costs for sales and purchases of our common stock as compared to other securities and the possible inability to identify a buyer for your shares.

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

INTERNATIONAL RISKS

The risks of doing business internationally could lead to revenue decreases, cost increases, profit reductions, or disruptions of business.

The economic and political environments in which we do business internationally subject us to risk as a result of economic uncertainties, terrorist threats, travel-security measures, ownership restrictions, competition laws, currency regulation and fluctuation, changes in governments and government policies, civil and political unrest, and a range of additional factors that may adversely affect our revenues, costs, operations, reputation, and profits. The risk factors involved in doing business in countries outside the United States include, but are not limited to, the following:

•	sudden changes in government, economic, or political policy; political and civil unrest; acts of terrorism; international boycotts; and U.S. anti-boycott legislation
•	anti-American sentiment abroad
•	economic instability in international markets
•	changes in the exchange rate of foreign currencies, currency restructurings, hyperinflation, and deflation in markets in which we do business
•	disruptions as a result of weather, natural disasters, and outbreak of disease
•	other events affecting the desirability or difficulty of traveling to a particular region
•	business corruption in international markets and the effects of anticorruption laws
•	restrictions affecting currency conversion, the transfer of funds, and the repatriation of earnings from outside the United States
•	inflation, recession, interest rate fluctuations, political conflicts, and other sources of instability and change affecting the economic and political conditions that exist in a particular region

•	potential adverse effects of Brexit
•	local laws related to intellectual property rights
•	forced nationalization of our properties by local governments
•	inadvertent failure to comply with laws regulating our international operations, including, but not limited to, FCPA restrictions, trade sanctions admininstered by the OFCA, and laws and regulations of other international jurisdictions

CURRENCY RISKS

Our expenses and revenues are affected by the foreign currencies with which we conduct business internationally. Exchange-rate fluctuation may significantly affect our revenues and costs. Changes in exchange rates between U.S. dollars and the foreign currencies affect the recording of our foreign assets, liabilities, and income and may adversely affect our financial outcomes.

Although the risks of exposure to foreign currencies may be reduced by entering into foreign exchange derivitives with financial institutions to stabilize future exchange rates, the risk-reducing effects of such derivitives are limited, and they themselves introduce additional costs and risks.

HOSPITALITY RISKS

As the hospitality industry is seasonal, our revenues vary by season, depending on the location in which they operate and the client base they serve.

Other risk factors involved in doing business in the hospitality industry include, but are not limited to, the following:

•	competition from similar businesses within the hospitality industry
•	fluctuation in costs associated with employee compensation and benefits, food and beverage, insurance, and utilities
•	fluctuations in government regulations and taxation
•	costs, which vary by location, incurred in association with applicable laws and regulations, cultural practices, local customs, governmental regulation, employee health-care coverage, and labor
•	the success of the travel intermediaries with whom we do business in securing patrons for our businesses
•	the services provided by the franchisees with which we do business
•	the availability of necessary capital to cover investments, expenses, and debts
•	changes in the markets in which we operate and in the supply and demand of products and services in the hospitality industry
•	changes in business travel as result of alternative methods of conducting long-distance business
•	fluctuations in the cost of travel and the emergence of recreational and business alternatives in the products and services we provide
•	fluctuations and disruptions with regard to available labor

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

In order to elect to be taxed as a REIT, we may seek to be amend provisions of our articles of incorporation, which requires shareholder approval.  We may not be able to receive that shareholder approval.

In order to elect to be taxed as REIT, we would likely seek to make certain amendments to our articles of incorporation. Under Utah law, those amendments require shareholder approval.  We may not be able to obtain the necessary approvals or, the cost of seek the approvals, may be too costly and prohibit us from seeking the approvals.  In such instance, we would not elect to be taxed as a REIT and the taxable income to our shareholders may be higher.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The information set forth under Item 1 “Business – Our Current Property Interests” is incorporated herein by reference.

Item 3.	Legal Proceedings

All of the properties we own are subject to loan agreements requiring, among other covenants, compliance with certain financial and non-financial covenants. In the event we are unable to comply with the requirements of our borrowings, we may be subject to default, which could cause a lender to accelerate our indebtedness or to initiate a foreclosure action. Judgments against the borrower in excess of $100,000 or against the guarantors of our loans in excess of $250,000 that remain unpaid after 30 days constitute an event of default under our 10301 Bren Road loan agreements and judgments against the borrower or the guarantors of our loans in excess of $250,000 that remain unpaid after 60 days constitute and event of default under our 180 E 5th Street loan.

On February 27, 2017, a judgment in the amount of $719,365 was ordered against Talon Bren Road, LLC and Talon O.P. L.P. On March 27, 2017, Talon Bren Road, LLC received a notice of a default under the terms of our second mortgage agreement, the outstanding balance of which was $2.0 million as of December 31, 2016. On April 13, 2017, Talon Bren Road, LLC, Talon O.P. and Talon Real Estate Holding Corp. received a notice and acceleration of demand for payment of amounts outstanding under our first mortgage loan agreement, the balance of which was approximately $10.7 million as of December 31, 2016. On June 23, 2017 the amounts outstanding on the first and second mortgage were refinanced with a new lender and the judgment in the amount of $719,365 was satisfied out of the proceeds of the refinancing.

On April 7, 2017, a judgment in the amount of $897,695 was ordered against Talon Real Estate Holding Company and Talon O.P. L.P, jointly and severally. On May 31, 2017, the Court granted a Charging Order against the Company and Talon O.P.L.P where the Company and Talon O.P.L.P are required to pay all profits and distributions to the plaintiff until the full amount of the judgment is paid and satisfied.

Subsequent to the judgment and charging order, in April 2018, the judgment was fully satisfied by the Company by granting a second mortgage in favor of the judgment creditor.

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

	Closing Bid
	High	Low
2016
January 1 - March 31, 2016	1.35	1.00
April 1 - June 30, 2016	1.00	1.00
July 1 - September 30, 2016	1.00	0.55
October 1 - December 31, 2016	0.98	0.98

2015
January 1 - March 31, 2015	1.80	1.75
April 1 - June 30, 2015	1.80	1.75
July 1 - September 30, 2015	1.50	0.81
October 1 - December 31, 2015	1.35	1.35

These prices were obtained from Bloomberg Finance, L.P. and do not necessarily reflect actual transactions, retail markups, mark downs or commissions.

Stockholders of Record. As of December 31, 2016, we had over 106 stockholders of record of our common stock, excluding holders whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends. Our predecessor did not declare any cash dividends and we have not declared any cash dividend subsequent to June 7, 2013. We intend to elect to be taxed as a REIT for federal income tax purposes no earlier than with our taxable year ending December 31, 2018. In connection with electing to be taxed to qualify as a REIT, each year we must distribute dividends, other than capital gain dividends and deemed distributions of retained capital gain, to our shareholders in an aggregate amount at least equal to the sum of:

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

Unregistered Sales of Equity Securities

No private placement of the Company’s shares of common stock was completed in 2016 that was not previously disclosed in a Form 10-Q or Form 8-K.

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

Overview

Talon Real Estate Holding Corp is a publicly traded real estate corporation that invests primarily in single and multi-tenant office, industrial, hospitality and retail properties within the Midwest and South Central regions of the United States.  It currently owns eleven properties. Headquartered in Minneapolis, MN and founded in June 2013, Talon’s primary objective is to provide shareholders with attractive returns from investments in real estate through dividend distribution and growth.

On June 7, 2013, we acquired a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. The buildings currently have a combined occupancy of 85%. We entered into a contribution agreement to acquire the remaining interest in this entity which closed at the end of 2018. In March of 2019 we entered into a purchase and sale agreement to sell this asset.

In 2014, we completed two acquisitions totaling approximately $58 Million and over one million in gross building square feet. On May 29, 2014, we completed the acquisition of a 227,000 square foot building situated on 20 acres of land in Minnetonka, MN that was 100% leased by over 100 tenants who are wholesale distributors.  This property contributes to our core stable income investment strategy. On July 2, 2014, we completed the acquisition of a thirteen-story office tower located in downtown St. Paul, MN totaling 856,223 total building square feet that was 62% occupied by corporate and government tenants at time of acquisition and is currently 60% occupied. Management acquired the St. Paul property for its attractive value-add and growth potential. In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease. On January 27, 2017 we executed a second amendment to the lease which amended the original lease to a seven-year term with a commencement date of January 1, 2018. We exchanged this asset for Operating Units of First Capital Reit in June of 2018.

On August 31, 2018, Talon OP, L.P. (Talon-OP), which is the entity through which Talon Real Estate Holding Corp. (“Talon”) conducts substantially all of its business, entered into a Contribution Agreement (the “Antigua Contribution Agreement”) with First Capital Real Estate Trust, Incorporated (“Contributor”), through First Capital Real Estate Operating Partnership, L.P. (the “FC-OP”), its operating partnership, for the acquisition of the FC-OP’s interests in and to Goat Head Hill and Dutchman’s Bay, Island of Antigua (the “Antigua Project”), including, without limitation, that certain Memorandum of Agreement dated July 28, 2015 between Brown McLennon, the FC-OP and the government of Antigua and Barbuda regarding the development of hotels on the properties known as Dutchman’s Bay and Goat Head Hill on Antigua and the FC-OP’s 100% ownership interest in Goat Head Hill Resort Development Ltd and Dutchman’s Bay, an Antigua and Barbuda Corporation.

Pursuant to the Antigua Contribution Agreement, the FC-OP agreed to transfer all of its interests in the Antigua Project to Talon-OP. In consideration for such transfer Talon-OP will issue to the FC-OP $30.0 million in units of its limited partnership interests (“LP Units”), or 12,000,000 LP Units based on a valuation of $2.50 per LP Unit. The LP Units will be payable in three installments over a two year period. The FC-OP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of the Company. This transaction closed in November 2018.

On August 31, 2018, Talon OP, L.P. (Talon-OP), which is the entity through which Talon Real Estate Holding Corp. (“Talon”) conducts substantially all of its business, entered into a Contribution Agreement (the “Hotels Contribution Agreement”) with First Capital Real Estate Trust, Incorporated (“Contributor”), through First Capital Real Estate Operating Partnership, L.P. (the “FC-OP”), its operating partnership, for the acquisition of seven entities, as described in the Hotels Contribution Agreement. In consideration for such transfer Talon-OP will issue to the FC-OP $14,796,765.00 in units of its limited partnership interests (“LP Units”), or 5,918,706 LP Units based on a valuation of $2.50 per LP Unit. The aggregate value of the Companies/Hotels is $40,790,000 and a credit for existing indebtedness (“Existing Indebtedness”) of $25,993,235.00. The Existing Indebtedness is set forth on Exhibit B attached hereto. The FC-OP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of the Talon-OP.

Pursuant to the terms of the Hotels Contribution Agreement, Talon-OP’s obligation to close upon the acquisition is subject to customary conditions to closing. This series of transactions closed in December 2018.

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of December 31, 2016, our properties were 73% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates. Negative trends in one or more of these factors could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or our other location or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

Conditions in Our Markets. Our current properties are located in the Minneapolis-St. Paul metropolitan area, Texas, Oklahoma, and Antiqua. Positive or negative changes in economic or other conditions in these areas or our prospective areas, including employment and wage rates, natural disasters and other factors, may impact our overall performance.

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of December 31, 2016, some of our leases require tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. Legal fees incurred in 2016 and 2015 were significant due to the Company’s acquisition and refinancing activities. We expect legal fees to continue to be primarily associated with such activities and business matters customary to a public real estate company.

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

Liquidity. Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and do not provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financing in 2019 or liquidate one or more of our property holdings.

Critical Accounting Policies and Estimates

Our discussion and analysis of the historical financial condition and results of our operations are based upon our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP.

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the year ended December 31, 2016.

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

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was 65% of the common units of the Operating Partnership as of December 31, 2016 and 65% as of December 31, 2015. The Operating Partnership’s income is allocated to holders of common units based upon the ratio of their holdings to the total units outstanding during the period. Holders of preferred units receive certain distributions based on a percentage of the liquidation preference. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

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

Income Taxes

We intend to elect to be taxed as a REIT under the Internal Revenue Code after we meet REIT qualifications but no sooner than with our taxable year ending December 31, 2019. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to our shareholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with U.S. generally accepted accounting principles, or U.S. GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our shareholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to shareholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

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

Our strategy is to continue offering these tax-deferred solutions to real estate owners as part of diversifying our shareholder base creating liquidity and shareholder value. We currently believe hospitality, retail and student housing properties offer the most attractive return on equity metrics.

The middle corridor of the United States continues to offer higher cap rates compared to the west and east coasts and we will continue to explore additional investment options within this region to continue our mission to provide return on equity targets of 8-15% per asset or portfolio.

Results of Operations

There were no new acquisitions or dispositions of any of the Company’s properties in 2015 or 2016. We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business. In the near term, we expect to incur higher legal and other professional fees in pursuit of acquisitions.

Comparison of year ended December 31, 2016 to the year ended December 31, 2015

Revenues and Expenses

Total revenue decreased $601,217 or 5.1% to $11,118,494 for 2016 compared to $11,719,711 for 2015.

Rental revenues decreased $263,365, or 3.5%, to $7,268,752 for 2016, compared to $7,532,117 for the prior year.  The net rental revenues are relatively consistent with the prior year as the composition of our portfolio stayed the same with a slight decrease in base rents, due to some smaller tenant’s leases expiring at the Talon First Trust, LLC’s building.

Tenant reimbursements decreased $171,039, or 4.6%, to $3,568,757 for 2016 compared to $3,739,796 for the prior year.  The net tenant reimbursements are relatively consistent with the same period in the prior year as the composition of our portfolio stayed the same with a slight decrease in tenants paying operating expense reimbursements across the portfolio in 2016 compared to the prior year.

General and administrative expenses increased $196,901 or 40.2% to $686,458 for 2016 compared to $489,557 for 2015. The increase is primarily due to an increase in due diligence costs and break-up fees for potential deals.

Salary and compensation expense increased by $237,392, or 31.4% to $992,568 for 2016, compared to $755,176 in 2015. The increased expenses in 2016 were attributable to an increase in non-cash stock compensation of approximately $237,000 in 2016 when compared to the prior year. We did not have any stock grants in the year ended December 31, 2015.

Professional fees increased $341,486, or 44.1% to $1,116,079 for 2016, compared to $774,593 for 2015. The increase is due primarily to an increase of approximately $273,000 in legal fees primarily related to the defense of claims and the negotiation of a lease amendment with a new tenant for our 180 South 5th Street building when compared to the prior year.

Property operating expenses decreased by $505,184, or 9.9% to $4,581,396 for 2016, compared to $5,086,582 for 2015. The decrease in property operating expenses compared to the prior year is primarily attributable approximately $270,00 decrease in repairs and maintenance, $65,000 decrease in uncollectable accounts, $63,000 decrease in security costs and a $50,000 decrease in utilities.

Real estate taxes and insurance increased by $124,639, or 7.5% to $1,776,664 for 2016, compared to $1,652,025 for 2015. The increase in real estate taxes and insurance compared to the prior year is primarily attributable to normal inflationary increases.

Depreciation and amortization expense decreased by $462,331, to $4,897,225 for 2016, compared to $5,359,556 for 2015. The decrease in depreciation and amortization compared to the prior year is primarily attributable to approximately $348,000 decrease in amortization of intangibles and a $96,000 decrease in depreciation on tenant improvements.

Interest expense increased by $234,728, or 5.1% to $4,864,040 for 2016, compared to $4,629,312 for 2015. The net increase in interest expense compared to the prior year is primarily attributable to higher average borrowings and higher effective interest rates.

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

We define adjusted funds from operations, or AFFO, as FFO excluding the non-cash effects of straight-line rent, amortization of lease inducements and deferred financing costs, depreciation of non-real estate, and non-cash compensation charges. U.S. GAAP requires rental revenues related to non-contingent leases that contain specified rental increases over the life of the lease to be recognized evenly over the life of the lease. This method may result in rental income in the early years of a lease that is higher than actual cash received, creating a deferred rent receivable asset or lower income than actual cash received, creating a deferred rent revenue liability included in our consolidated balance sheet. At some point during the lease, depending on its terms, cash rent payments may exceed or be lower than the straight-line rent which results in the deferred rent receivable asset or liability, respectively, decreasing to zero over the remainder of the lease term. By excluding the non-cash portion of straight-line rental revenue and amortization of lease inducement and deferred financing costs as well as non-cash compensation expense, investors, analysts and our management can compare AFFO between periods. Our management utilizes this measurement to analyze our operating performance.

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Loss Attributable to Talon Real Estate Holding Corp. to Funds from Operations

	Year Ended December 31,
In thousands $ (except per share)	2016			2015
	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(4,997)	17,027	(0.31)	$(4,479)	16,620	$(0.27)

Adjustments:
Non-controlling interest Operating Partnership	(2,691)	9,200	—	(2,417)	9,200	—
Consolidated depreciation and amortization:	4,897	—	—	5,360	—	—
adjust for non-real estate depreciation	(5)	—	—	(10)	—	—
adjust for amortization to revenue	224	—	—	202	—	—
adjust for noncontrolling real estate owned depreciation	(108)	—	—	(131)	—	—
Net adjustments	2,317	9,200	—	3,004	9,200	—
Funds from operations applicable to common shares	$(2,680)	26,227	(0.12)	$(1,475)	25,820	$(0.06)

Reconciliation of Net Loss Attributable to Talon Real Estate Holding Corp. to Adjusted Funds from Operations

	Year Ended December 31,
	2016			2015
Adjusted funds from operations	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(3,158)	26,227	(0.12)	$(1,475)	25,820	$(0.06)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(166)	—	—	103	—	—
Non-real estate depreciation	5	—	—	10	—	—
Amortization of deferred financing costs net of non-controlling real estate	617	—	—	1,194	—	—
Non-cash stock compensation charges	411	—	—	174	—	—

AFFO available to common shares	$(2,291)	26,227	(0.09)	$6	25,820	$0.00

(1) Noncontrolling units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis. FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. We have incurred significant expenses related to operating as a public corporation, building and tenant improvements at our properties, and preparation for and execution of our acquisition strategy creating a cash shortfall from operations through December 31, 2016.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing.  As of December 31, 2016, we had unrestricted cash of approximately $108,418 and current liabilities, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash.

We therefore will require additional capital and increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our cash flows from operations are not sufficient to satisfy our operational or capital needs, we may be required to sell our real estate assets, cease our operations or alter our growth plans.

In addition, in 2017 and through the date of this filing, several judgments have been entered against the Company in various legal proceedings related to the non-repayment of outstanding unsecured note obligations, as follows:

•	On February 27, 2017 a judgment was ordered against Talon Bren Road LLC and Talon OP L.P. in the amount of $719,365
•	On April 7, 2017, a judgment in the amount of $897,695 was ordered against Talon Real Estate Holding Corp and Talon O.P., LP.
•	On May 19, 2017, a judgment in the amount of $1,476,498 was ordered against the Company

Judgments against the borrower in excess of $100,000 or against the guarantors of our loans in excess of $250,000 that remain unpaid after 30 days constitute an event of default under our 10301 Bren Road loan agreements, and judgments against the borrowers or guarantors of our loans in excess of $250,000 that remain unpaid after 60 days constitute an event of default under our 180 E. 5th Street loan. On June 23, 2017, the $719,365 judgment against Talon Bren Road LLC and Talon OP L.P. was paid from the proceeds of a refinancing described below.

On April 13, 2017, the Company, together with its subsidiaries Talon OP and Talon Bren Road, LLC (“TBR”), received written notice from Bell Bank (“Bell”) that an event of default has occurred with respect to that the Loan Agreement dated as of May 29, 2014 (the “Loan Agreement”) by and between Bell in its capacity as lender thereunder, and TBR, as the borrower thereunder (the “Notice”). The Company and Talon OP have guaranteed the payment and performance of TBR under the Loan Agreement pursuant to a Guaranty dated May 29, 2014 made by each guarantor in favor of Bell.

The Notice provides that (a) Bell demands immediate payment in full of the amount due under the Loan Agreement, which as of April 13, 2017 was $10,773,144 and (b) Bell may exercise its rights to seek the appointment of a receiver to take control of TBR’s property located at 10301 Bren Road West, Minnetonka, MN and commence a foreclosure action to foreclose its lien on the property. On March 27, 2017, Talon Bren Road, LLC also received a notice of default under the terms of our second mortgage agreement, the outstanding balance of which was $2 million as of the date of the filing of this report.

On June 21, 2017, TBR LLC, entered into a transaction to refinance its first and second mortgages on the property via a issuance of a Promissory Note Secured by a Mortgage and Collateral Security Agreement with MCREIF SubREIT LLC, in the principal amount of $15.1 million.  The Note bears interest at a rate equal to 9.5% per annum and has an initial maturity date of June 1, 2018. The Note is subject to a balloon payment upon maturity in the amount of $15.2 million, which is comprised of the unpaid principle balance of $15.1 million and the unpaid interest only payment of $0.1 million. The proceeds of the refinancing were used to redeem amounts outstanding under the first, second and third mortgages totaling $14.0 million, to pay the outstanding judgment against the property described above, and to pay closing costs.

On April 8, 2017, the Company had a balloon payment of $4.3 million due on the mortgage one of its properties. The Company expects to refinance this property but as of the date of this report has been unable to do so. Failure to refinance would further impact our liquidity, and would allow the lender to exercise its rights under the loan agreement, including acceleration of the mortgage note and initiation of a foreclosure proceeding.

In December 2018, the lender foreclosed and conducted a sheriff’s sale. Pursuant to Minnesota law, a property foreclosed upon in this manner is subject to a six (6) month redemption. The Company is under contract to sell one (1) of the two (2) properties and engaged in refinancing the second property.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

Our long-term liquidity requirements consist primarily of funds to pay for past due and scheduled debt maturities, non-recurring capital expenditures that need to be made periodically and continued expansion of our business through acquisitions. Although we plan to aggressively pursue acquisitions to grow our business, there is no assurance that we will be able to acquire additional properties in the future.

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and are not expected to provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financing or asset sales.  Additional financing or asset sales are necessary for our company to continue as a going concern.

In the future, we anticipate using a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financing (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured. Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities.  Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management.  There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex located in the Minneapolis-St. Paul metropolitan area, is party to a loan agreement secured by such industrial complex. The loan agreement provides for two term loans, the A loan and the B loan. The term loans had a balloon payment due on April 8, 2017 and is past due. The Company expects to refinance this loan but as of the filing of this document has been unable to do so.

TBR, an entity through which our Operating Partnership acquired the property located at 10301 Bren Road West, Minnetonka, MN on May 29, 2014, is party to a loan agreement secured by such property.  The loan agreement contains certain financial and non-financial events of default.  On February 27, 2017, a judgment in the amount of $719,365 was ordered against TBR and Talon O.P. LP which constitutes a non-financial event of default under the loan agreement. On March 31, 2017 the Company received a notice from the lender stating that the Company was in nonmonetary default on the loan agreement. On June 21, 2017, TBR entered into a transaction to refinance its first and second mortgages on the property via issuance of a Promissory Note Secured by a Mortgage and Collateral Security Agreement with MCREIF SubREIT LLC, in the principal amount of $15.1 million.  The Note bears interest at a rate equal to 9.5% per annum and has an initial maturity date of June 1, 2018.

Talon First Trust, LLC, an entity through which our Operating Partnership acquired the property located at 180 E. Fifth Street St. Paul, MN on July 2, 2014, is party to a loan agreement secured by such property. On January 27, 2017 we completed the refinance of this loan. The new loan, in the principal amount of $51,600,000 matures January 26, 2018 and is secured by the property, an assignment of lease and rents, 100% of the membership and ownership interests in Talon OP, L.P., and other collateral as described in the loan agreement. The following table summarizes the Company’s notes payable as of December 31, 2016 and 2015:

In June 2017, First Trust was sold 100% for Operating Units of First Capital Operating Partnership, LP, a subsidiary of FCREIT, Inc., a Maryland corporation operating as a nontraded REIT.

The following table sets forth information regarding our 5 largest tenants as of December 31, 2016.

Property Location(1)	Tenant Industry	Primary Use	Lease Expiration		Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the Year Ended December 31, 2016	Percentage of Company’s Total Base Rent for the Year Ended December 31, 2016
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2023	(3)	119,490	12%	$1,829,284	23%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020		89,130	9%	$1,410,843	19%
180 E 5th Street, St. Paul, MN(2)	Retail	Office	3/31/2020		102,577	10%	$1,274,453	16%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021		59,500	6%	$225,628	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018		29,903	3%	$106,517	1%

(1)	The two properties located in Maple Plain, MN lease approximately 15% of the Company’s rentable space and account for approximately 5% of the Company’s total base rent revenues for the year ended December 31, 2016. The property located in Minnetonka, MN leases approximately 16% of the Company’s rentable space and accounts for approximately 18% of the Company’s total base rent revenues for the year ended December 31, 2016. No major tenants are located at the property in Minnetonka, MN. The property located in St. Paul, MN leases approximately 41% of the Company’s rentable space and accounts for approximately 77% of the Company’s total base rent revenues for the year ended December 31, 2016.
(2)	On March 7, 2017, tenant filed for Chapter 11 bankruptcy protection from its creditors.
(3)	Five-year lease extension signed in January 2017.
(4)	In June 2018 First Trust was sold 100% for Operating Units of First Capital Operating Partnership, LP, a subsidiary of FCREIT, Inc., a Maryland corporation operating as a nontraded REIT.

The future square feet expiring for the current leases in place as of December 31, 2016 are as follows:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN	Total

2017	17,841	29,203	—	25,049	72,793
2018	—	—	—	20,981	20,981
2019	—	—	164,472	—	164,472
2020	—	—	—	—	0
2021	59,500	—	—	—	59,500
Thereafter	—	—	—	—	0
	77,341	29,903	164,472	46,030	317,746

Off Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements.

Inflation

As of December 31, 2016, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During 2016 and 2015, inflation did not have a material impact on our revenues or net income.

Recent Accounting Pronouncements

See Note 3 to the consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended

December 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Talon Real Estate Holding Corp. and subsidiaries

Minneapolis, MN

We have audited the accompanying consolidated balance sheet of Talon Real Estate Holding Corp. and its subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon Real Estate Holding Corp. as of December 31, 2016 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and has defaulted on the terms of certain of its secured and unsecured loan agreements. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

April 17, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Talon Real Estate Holding Corp.

Minneapolis, MN

We have audited the accompanying consolidated balance sheets of Talon Real Estate Holding Corp. as of December 31, 2015, and the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Talon Real Estate Holding Corp. as of December 31, 2015 and the results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 16 to the consolidated financial statements, the Company has suffered recurring losses from operations and as described in Note 16, has defaulted on the terms of certain of its secured and unsecured loan agreements. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN

April 6, 2016

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2016 and 2015

	2016	2015
ASSETS
Land and improvements	$8,302,447	$8,165,000
Building and improvements	45,552,308	53,285,277
Furniture and equipment	30,571	28,864
Total property and equipment	53,885,326	61,479,141
Less: accumulated depreciation	(8,506,290)	(5,881,183)
Net property & equipment	45,379,036	55,597,958

Cash	108,418	340,385
Rents and other receivables, net	428,176	375,351
Prepaid expenses and other assets	104,855	158,284
Restricted escrows & reserves	3,001,232	2,139,180
Deferred leasing costs, net	2,003,221	3,035,853
Intangible assets, net	5,465,603	7,742,145
TOTAL ASSETS	$56,490,541	$69,389,156

LIABILITIES
Notes payable	$52,640,239	$51,286,384
Less: unamortized deferred financing costs	(496,063)	(969,527)
Notes payable, net	52,144,176	50,316,857
Notes payable - related party	809,472	500,000
Accounts payable	6,167,516	5,406,648
Tenant improvement allowance	—	7,760,995
Accrued expenses and other liabilities	854,743	1,453,078
Tenant security deposits	167,242	166,208
Deferred rent revenue	121,710	289,034
Prepaid rent	175,758	447,773
Accrued interest	1,029,911	528,129
Below-market leases, net	150,638	266,228
Mandatorily redeemable Operating Partnership preferred units	3,000,000	3,000,000
Total Liabilities	64,621,166	70,134,950

COMMITMENTS AND CONTINGENCIES (NOTE 8)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both December 31, 2016 and 2015	—	—
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 17,135,981 issued and outstanding as of December 31, 2016 and 17,057,680 as of December 31, 2015	17,135	17,057
Additional paid in capital	2,261,411	1,850,382
Accumulated loss	(14,215,704)	(9,218,803)
Total Talon Real Estate Holding Corp. shareholders' equity (deficit)	(11,937,158)	(7,351,364)
Noncontrolling interests - Operating Partnership; 9,200,001 common units issued and outstanding as of December 31, 2016 and December 31, 2015	5,418,810	8,109,449
Noncontrolling interests - consolidated real estate entities	(1,612,277)	(1,503,879)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(8,130,625)	(745,794)
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$56,490,541	$69,389,156

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years ended December 31, 2016 and 2015

	2016	2015
REVENUE
Rent	$7,268,752	$7,532,117
Tenant reimbursements	3,568,757	3,739,796
Other income	280,985	447,798
Total Revenue	11,118,494	11,719,711

EXPENSES
General & administrative	686,458	489,557
Salary and compensation	992,568	755,176
Professional fees	1,116,079	774,593
Property operating expenses	4,581,398	5,086,582
Real estate taxes & insurance	1,776,664	1,652,025
Depreciation and amortization	4,897,225	5,359,556
Total Expenses	14,050,392	14,117,489

Operating Loss	(2,931,898)	(2,397,778)

Interest expense	(4,864,040)	(4,629,312)

NET LOSS	(7,795,938)	(7,027,090)

Net loss attributable to noncontrolling interest - Operating Partnership	2,690,639	2,417,455
Net loss attributable to noncontrolling interests - consolidated real estate entities	108,398	130,521

NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(4,996,901)	$(4,479,114)

Loss per common share basic and diluted	$(0.29)	$(0.27)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2016 and 2015

	Number of Common Shares	Common Shares ($)	Additional Paid In Capital	Accumulated Loss	Total Controlling interests	Number of OP Common Units	Operating Partnership Common Units ($)	Non-controlling Interests in Real Estate	Total Equity
December 31, 2014	16,743,522	$16,743	$1,101,726	$(4,739,689)	$(3,621,220)	9,200,001	$10,526,904	$(1,373,358)	$5,532,326
Forfeited restricted shares	(145,842)	(146)	146	—	—	—	—	—	—
Shares issued as stock compensation	—	—	173,970	—	173,970	—	—	—	173,970
Shares issued for guarantee of note payable	460,000	460	574,540	—	575,000	—	—	—	575,000
Net loss	—	—	—	(4,479,114)	(4,479,114)	—	(2,417,455)	(130,521)	(7,027,090)
December 31, 2015	17,057,680	17,057	1,850,382	(9,218,803)	(7,351,364)	9,200,001	8,109,449	(1,503,879)	(745,794)
Forfeited restricted shares	(341,699)	(342	342	—	—	—	—	—	—
Shares issued as stock compensation	420,000	420	410,687	—	411,107	—	—	—	411,107
Net loss	—	—	—	(4,996,901)	(4,996,901)	—	(2,690,639)	(108,398)	(7,795,938)
December 31, 2016	17,135,981	$17,135	$2,261,411	$(14,215,704)	$(11,937,158)	9,200,001	$5,418,810	$(1,612,277)	$(8,130,625)

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2016 and 2015

	For the Years Ended December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,795,938)	$(7,027,090)
Adjustments to reconcile net loss to net cash flows from operating assets and liabilities:
Depreciation and amortization	5,119,081	5,561,843
Amortization of deferred financing	623,549	1,200,816
Stock-based compensation expense	411,107	173,970
Provision for doubtful accounts	36,485	100,546
Changes in operating assets and liabilities:
Rents and other receivables	(89,310)	(45,444)
Prepaid expenses and other assets	53,429	9,563
Deferred leasing costs	—	(95,200)
Accounts payable	2,075,986	192,525
Accrued expenses and other liabilities	(252,795)	(26,858)
Tenant security deposits	1,034	(10,512)
Deferred rent revenue	(167,324)	102,333
Prepaid rent	(272,015)	252,610
Accrued interest	1,028,756	249,672
Net cash flows (used in) provided by operating activities	772,045	638,774

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases or improvements of land, building, intangible assets	29,733	(1,331,322)
Deposits to restricted escrows and reserves	(2,834,812)	(2,966,867)
Payments from restricted escrows and reserves	1,972,760	2,721,339
Net cash flows provided by investing activities	(891,785)	(1,576,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	1,008,354	3,000,000
Principal payments on notes payable	(943,171)	(1,483,273)
Principal payments on notes payable, related party	(27,325)	—
Deposits or cash paid for financing costs	(150,085)	(385,423)
Net cash flows provided by financing activities	(112,227)	1,131,304

Net Change in Cash	(231,967)	193,228

CASH - BEGINNING OF PERIOD	340,385	147,157
CASH - END OF PERIOD	$108,418	$340,385

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Deferred leasing costs applied to accounts payable	$487,910	$—
Deferred leasing costs applied to accrued expenses	211,700	—
Land and improvements included in accrued expenses	137,447	—
Reduction of tenant improvement asset and liability from terminated leases	7,760,995	—
Accounts payable settled through note payable	827,208	481,934
Accrued expenses settled through note payable	271,287	—
Accrued interest settled through note payable	526,974	—
Reclassification of notes payable to notes payable, related party	336,797	—
Purchase of building and land improvements included in accounts payable and tenant improvement allowance	—	9,425,410
Leasing and finance fees included in accounts payable and other liabilities	—	2,337,311
Issuance of common stock included in financing fees	—	575,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$3,031,736	$3,178,825

See accompanying notes to consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Talon Real Estate Holding Corp. (“TREHC”) previously established an Operating Partnership (“Talon OP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the sole general partner of Talon OP we have the exclusive power to manage and conduct the business and affairs for the operating partnership. TREHC owned approximately 65% of the Operating Partnership as of December 31, 2016 and December 31, 2015, respectively. The Operating Partnership owned 49% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, 100% of Talon First Trust, LLC, and 100% of Talon RE as of December 31, 2016 and 2015. Talon Bren Road, LLC, and Talon First Trust, LLC, are both limited liability companies organized under the laws of the state of Delaware, and were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate. Talon Real Estate, LLC (“Talon RE”) was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties.

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

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company acquired real estate property through its subsidiary, Talon First Trust, LLC, located at 180 E. Fifth Street, St. Paul, MN on July 2, 2014. The building is primarily leased to tenants for commercial use. The property totals 656,875 net rentable square feet. As of December 31, 2016, the Company had tenants occupying approximately 60% of the rentable space. In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease. The lease was subsequently amended on January 27, 2017 to resolve certain disputes between the Company and the tenant and as amended, the lease commenced on January 1, 2018 (see Note 8).

The Company acquired real estate property through its subsidiary, Talon Bren Road, LLC, located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN on May 29, 2014. This property is primarily leased to tenants who are wholesale product sales representatives. These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc., a Minnesota nonprofit corporation (“UMAGA”). This property has 164,472 of net rentable square feet. As of December 31, 2016, the Company had 100% of the rentable space leased.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties are primarily leased to tenants for mixed commercial and industrial usage. The properties have a combined 171,639 net rentable square feet. As of December 31, 2016, the Company had tenants occupying approximately 85% of the rentable space.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to use estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $3,001,232 and $2,139,180 as of December 31, 2016 and 2015, respectively.

Rents and other Receivables

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $129,330 and $93,560 as of December 31, 2016 and 2015 respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis. The Company had amortization expense for tenant improvements of $1,055,589 and $1,152,211 for the years ended December 31, 2016 and 2015, respectively. The Company had amortization expense for leasing costs of $293,337 and $337,704 for the year ended December 31, 2016 and 2015, respectively. The Company had accumulated amortization for tenant allowances of $2,880,732 and $1,826,901 as of December 31, 2016 and 2015, respectively.

Deferred Financing Costs

Costs incurred in connection with obtaining financing are capitalized and are being amortized using the effective interest method over the financing term and are included in interest expense. The Company had amortization expense of $623,549 and $1,200,816 for the years ended December 31, 2016 and 2015, respectively. The Company had accumulated amortization of $2,126,444 and $1,502,895 as of December 31, 2016 and 2015, respectively. As of December 31, 2015, the Company had incurred deferred financing costs of $139,021 that did not have amortization expense in the year ended December 31, 2015 as the financing had not closed as of that date. These costs were expensed in 2016 when it was determined that the efforts to secure financing were unsuccessful.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

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

The Company finalized the purchase price fair value allocation of the First Trust acquisition during the year ended December 31, 2015 and has recorded certain measurement period adjustments.

Depreciation is provided using the straight-line method over the estimated useful life of the assets for furniture and equipment, buildings and land improvements, and the term of the lease for tenant improvements. The estimated useful lives being used are as follows:

Land Improvements	3-15 years
Buildings	25-30 years
Building Improvements	10-20 years
Tenant Improvements	1-12 years
Furniture and Equipment	3 years

Repair and maintenance costs are expensed as incurred, whereas expenditures that improve or extend the service lives of assets are capitalized. Disposal and abandonment of improvements are recognized at occurrence as a charge to depreciation.

Intangible Assets or Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease. Above and below-market leases are amortized as a reduction in (addition to) rent revenue. The Company amortized $183,929 and $182,967 to rent revenue for above and below-market leases for the years ended December 31, 2016 and 2015, respectively. Amortization of other intangibles is recorded in depreciation and amortization expense.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the years ended December 31, 2016 or 2015.

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

The Company is no longer subject to U.S. federal, state or local income tax examinations by tax authorities for the years before 2013. The Company is not currently under examination by any taxing jurisdiction. In the event of any future tax assessments, the Company has elected to record the income tax penalties as general and administrative expense and any related interest as interest expense in the Company's consolidated statements of operations.

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant. The Company has recognized $411,107 and $173,970 of compensation expense for the years ended December 31, 2016 and 2015, respectively.

The Company may also issue common stock in exchange for goods or services of non-employees. These shares are either fully vested at date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of the services over the period in which they are received.

On February 10, 2015, the Company issued 460,000 shares of common stock valued at $575,000 to an unrelated party in exchange for such party’s guaranty of a loan which was obtained in the year ended December 31, 2015. Financing costs of $47,917 and $527,083 related to this stock issuance were amortized to interest expense for the years ended December 31, 2016 and 2015.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Noncontrolling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was 65% of the common units of the Operating Partnership as of December 31, 2016 and 2015. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as noncontrolling interest. Capital contributions, distributions, and profits and losses are allocated to the noncontrolling interest based on membership percentages and terms of the operating agreement.

Net Income (Loss) or Earnings Per Share

Basic earnings per common share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average common and potential dilutive common shares outstanding in accordance with the treasury stock method.TALON REAL ESTATE HOLDING CORP.

The following is a reconciliation of the denominator of the basic net earnings per common share computation to the denominator of the diluted net earnings per common share computation for each of the periods presented:

	Years Ended December 31,
	2016	2015
Weighted average common shares outstanding - basic	17,027,312	16,620,432
Plus potentially dilutive common shares:
Unvested restricted stock	14,192	61,921
Weighted average common shares outstanding - diluted	17,041,504	16,682,353

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. This new standard will eliminate all industry-specific guidance and replace all current U.S. GAAP guidance on the topic. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. Lease contracts are specifically excluded from the new accounting guidance.  This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Adoption had no material impact on the Company’s consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

In April 2015, the FASB issued ASU No. 2015-03 Interest—Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs.   The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update.  The Company adopted the amendments in this update effective January 1, 2016. Adoption did not have a material impact on the financial statements.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 provides guidance for eight specific cash flow issues with respect to how cash receipts and cash payments are classified in the statements of cash flows, with the objective of reducing diversity in practice. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Adoption of the ASU had no material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this amendment in this update effective for the current fiscal year. (see Note 16)

In March 2016, the FASB issued ASU 2016-09—Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 modifies the accounting for share-

based payment awards, including income tax consequences, classification of awards as equity or liabilities, and classification on the statement of cash flows. The effective date for ASU 2016-09 is for annual periods beginning after December 15, 2016, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material impact on the Company’s business, financial position, results of operations or liquidity.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

During February 2016, FASB issued ASU No. 2016-02, “Leases.” ASU No. 2016-02 was issued to increase transparency and comparability among organizations by recognizing all lease transactions (with terms in excess of 12 months) on the balance sheet as a lease liability and a right-of-use asset (as defined). ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with earlier application permitted. Upon adoption, the lessee will apply the new standard retrospectively to all periods presented or retrospectively using a cumulative effect adjustment in the year of adoption. The adoption of this Standard did not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08 – “Revenue from Contracts with Customers: Principal versus Agent Considerations.” The amendments of this standard are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations. The effective date for ASU 2016-08 is the same as the effective date for ASU 2014-09 and ASU 2015-14. Adoption of this Standard did not have a material impact on The Company’s financial statements.

In January 2017, the FASB issued ASU 2017-01 – “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendment is intended to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The effective date for ASU 2017-01 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted the new guidance effective January 1, 2018 and the guidance resulted in acquisitions of operating properties being accounted for as asset acquisitions instead of business combinations. The adoption of this guidance changed the Company’s accounting for the transaction costs for acquisitions of operating properties such that transaction costs are capitalized as part of the purchase price of the acquisition instead of being expensed as acquisition-related expenses. The ASU is required to be applied prospectively.

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from January 2017 to December 2025. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases as of December 31, 2016:

2017	$7,019,785
2018	6,927,823
2019	6,207,780
2020	3,112,572
2021	1,728,134
Thereafter	10,851,438
Total	$35,847,533

Included in the above table are base lease payments due beginning January 1, 2018 totaling $15,832,430 for a significant tenant that has not occupied space yet, but for which we have an executed lease agreement (see Note 8).

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 5 – NOTES PAYABLE

Note Payable, Related Party

During August 2014, the Company entered a two-year unsecured note payable with Curtis Marks, a former director, which matured on June 30, 2016. The note bore interest at an annual rate of 14% through November 2015, 20% through June 2016 and 26% thereafter under default provisions until the principal is repaid. The note required monthly interest only payments with the outstanding principal due at maturity. At December 31, 2016 and 2015 the unpaid principal on the notes totaled $500,000. The Company defaulted on the note at maturity and in April 2017 the principal was increased by approximately $397,000 as a result of a judgement against the Company described in Note 8.

During June 2014, the Company entered into two two-year unsecured notes payable totaling $370,000 with Bren Road, LLC, a limited partner in Talon OP (Note 14). The notes bore interest at an annual rate of 8% and required monthly principal and interest payments totaling $4,440 with the remaining principal due at maturity. At December 31, 2016 and 2015 the unpaid principal on the notes totaled $309,472 and $336,797, respectively. In July 2017, the principal and unpaid interest was satisfied by a $594,176 judgement against the lender as described in Note 8.

Notes Payable

During March 2007, the Company entered into two mortgage notes payable totaling $4,750,000 secured by the Company’s real estate properties operated by 5130 Industrial Street, LLC (Note 2). The first note totaled $4,450,000 and required monthly interest only payments at 6.05% per annum with the outstanding principal due at maturity on April 8, 2017. The second note totaled $300,000 and required monthly interest only payments at 12.75% per annum with the outstanding principal due at maturity on April 8, 2017. At December 31, 2016 and 2015 the unpaid principal on the first note totaled $3,981,740 and $4,049,498, respectively. At December 31, 2016 and 2015 the unpaid principal on the second note totaled $292,941 and $294,007, respectively. The Company defaulted on the notes at maturity and in December 2018 the lender foreclosed on the properties as described in Note 15.

During May 2014, the Company entered into a five-year first mortgage note payable totaling $11,500,000 secured by the Company’s real estate property operated by Talon Bren Road, LLC (Note 2). The note bore interest at an annual rate of 4.65% and required monthly principal and interest payments totaling $65,438. At December 31, 2016 and 2015 the unpaid principal on the note totaled $10,858,648 and $11,123,715, respectively. During April 2017 the Company received a written default notice from the lender and in June 2017 the Company settled this note as described in Note 15.

During February 2015, the Company entered into a two-year second mortgage note payable totaling $2,000,000 secured by the Company’s real estate property operated by Talon Bren Road, LLC (Note 2). The note bore interest at an annual rate of 16% and required monthly interest payments totaling $26,667 with principal due at maturity. At December 31, 2016 and 2015 the unpaid principal on the note totaled $2,000,000. During January 2017 the Company settled this note as described in Note 15.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 5 – NOTES PAYABLE (continued)

The May 2014 and February 2015 mortgage notes payable include a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage ratio (“DSCR”) before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year. As of December 31, 2015, Talon Bren Road LLC was out of compliance with the DSCR test. An amendment to the note agreements as well as waiver of the DSCR default for the December 31, 2015 test date was executed. The note agreements were amended to include a minimum Senior DSCR (pre-distributions) of not less than 1.50:1.00. It also amended and restated the minimum DSCR before distributions of not less than 1.20:1.00 as of the last day of each calendar year commencing after December 31, 2015. As of December 31, 2016, Talon Bren Road, LLC was not in compliance with the DSCR.

During July 2014, the Company entered into a three-year first mortgage note payable totaling $32,000,000 secured by the Company’s real estate property operated by Talon First Trust, LLC (Note 2). The note bore interest at an annual rate of 6.04% and required monthly interest only payments totaling $161,067 with the remaining principal due at maturity. At December 31, 2016 and 2015 the unpaid principal on the note totaled $32,000,000. During the year ended December 31, 2016, mechanics lien statements were filed upon the property for unpaid balances included in accounts payable. In January 2017, the Company settled this note and satisfied all outstanding liens as described in Note 15.

During January and May 2015, respectively, the Company entered into two separate $500,000 unsecured notes payable which matured on June 30, 2016. The notes bore interest at an annual rate of 20% through October 31, 2015, 24% through June 30, 2016 and 26% thereafter until the principal is repaid. The notes required monthly interest only payments totaling approximately $20,000 with the outstanding principal due at maturity. At December 31, 2016 and 2015 the unpaid principal on the notes totaled $1,000,000. The Company defaulted on the notes at maturity and in May 2017 the principal was increased by approximately $476,500 as a result of a judgement against the Company described in Note 8.

During November 2015 the Company entered into a two-month unsecured note payable totaling $481,934. The Company defaulted on the note at maturity in January 2016. During June 2016, the Company refinanced the note with the lender resulting in the issuances of a six-month unsecured note payable totaling $1,008,908, including $481,934 in unpaid principal and $526,974 in accrued interest and penalties. The notes bore interest at an annual rate of 10%. At December 31, 2016 and 2015, the unpaid principal on the notes totaled $1,008,908 and $481,934, respectively. In January 2017, the Company settled the June 2016 note with the lender as described in Note 8.

During May 2016, the Company entered into a $59,489 unsecured note payable to settle accounts payable due to an unrelated party. The note bore interest at an annual rate of 10% and unpaid principal and interest are due upon the sale or refinancing of the property operated by Talon First Trust, LLC. At December 31, 2016 the unpaid principal on the note totaled $59,489. The Company repaid the principal and unpaid interest in July 2017.

During August 2016, the Company entered into a one-year $654,926 unsecured note payable to settle accounts payable due to an unrelated party. The note bears interest at an annual rate of 3% and unpaid principal and interest were due at maturity. At December 31, 2016 the unpaid principal on the note totaled $654,926. The Company defaulted on this note at maturity and the balance remains outstanding.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 5 – NOTES PAYABLE (continued)

During October 2016, the Company entered into a non-interest bearing $181,000 unsecured note payable. At December 31, 2016 the unpaid principal on the note totaled $81,000. The Company defaulted on the note at maturity in October 2016. The Company refinanced the unpaid principal in June 2017 as described in Note 15.

At December 31, 2016, the Company recorded $271,287 unsecured note payable to a former employee to settle a complaint filed by a former employee as described in Note 8. The note bore interest at an annual rate of 15% and matured in January 2018. The note was repaid during 2017.

Under various mortgage notes payable, the Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures (Note 7).

During 2016, the Company received funds under agreements for the sale of future receivables from four different sources. As of December 31, 2016, the total outstanding balance under the agreements was $430,500 for the sale of future receivables generated by the property located at 180 E. Fifth Street. The agreements required payments totaling $644,039 over 120 days. Per FASB ASC 470-10-25, which provides guidance on funds received from sales of future receivables, these transactions have been classified as debt and included in notes payable. The agreements are guaranteed by the Company’s CEO. The outstanding balances under the agreements were repaid during 2017.

At December 31, 2016, The Company is required to make the following principal payments on our outstanding notes payable for each of the succeeding fiscal years as follows:

Amount
2017	$42,540,565
2018	374,889
2019	10,534,257
$53,449,711

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 6 – CONCENTRATIONS

The Company has three tenants that rent approximately 30% of the Company’s total rentable space as of December 31, 2016 with base rent representing approximately 52% of total base rent revenues for the year ended December 31, 2016. For the same period in 2015, three tenants rented approximately 31% of the total rentable space as of December 31, 2015 with base rent representing 62% of total base rent revenues for the year ended December 31, 2015. The largest tenant rents approximately 11% of the rentable space and represents approximately 20% of total base rent revenues for the year ended December 31, 2016. The Company had three parties who accounted for 80% of the total outstanding rents and other receivables balance as of December 31, 2016 and the Company had two parties who accounted for 90% of the total outstanding rents and other receivables balance as of December 31, 2015.

NOTE 7 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The balances in these restricted escrows and reserve accounts are as follows:

	December 31, 2016	December 31, 2015
Real estate tax escrow	$306,487	$351,407
Replacement reserve escrow	110,849	5,615
Property insurance escrow	92,285	60,961
General escrow	94,109	68,500
Tenant improvements & leasing cost escrow	2,397,502	1,652,697
	$3,001,232	$2,139,180

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On June 7, 2013, Talon RE entered into a contribution agreement with the Kaminski Trust, the remaining interest holder of 5130 Industrial Street LLC, pursuant to which the Company will acquire the remaining 51% interest in 5130 Industrial Street LLC in exchange for 2,820,810 shares of the Company’s common stock, subject to receiving consent to the transfer from 5130 Industrial Street LLC’s mortgage holder under the March 2007 notes. During December 2018, the shares were issued to The Kaminski Trust. The Company’s CEO and his wife are the trustees of The Kaminski Trust.

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has been amended to run through May 2024. The Company incurred $89,984 and $105,357 of rent expense for the years ended December 31, 2016 and 2015, respectively. On December 15, 2018, the Company entered into a termination agreement with the landlord. In exchange for vacating the premises, the accrued rent was forgiven. The lease was subject to periodic adjustments for operating expenses. At December 31, 2016 , the future net minimum rental payments for this lease were as follows:

Years ending December 31,
2017	$53,178
2018	55,206
2019	89,187
2020	91,753
2021	91,753
Thereafter	221,736
$602,813

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

This table reflecting the commitment for rent expense subsequent to December 15, 2018 was made moot by the lease termination.

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC. The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC. The Company recognized $69,575 and $153,173 of income under this agreement for the years ended December 31, 2016 and 2015, respectively.

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

The Company incurred $613,904 and $538,877 of consulting expenses for the year ended December 31, 2016 and 2015, respectively. The Company had amounts due to the consultant of $627,491 and $45,938 as of December 31, 2016 and 2015, respectively. The outstanding amount as of December 31, 2016 was satisfied on June 23, 2017 (see Note 15) as part of the refinancing of Talon Bren Road, LLC’s outstanding mortgages.

The Company entered into a Property Management Agreement dated July 2, 2014 with Swervo Management Division, LLC (“Property Manager”). This agreement provides for management and other leasing duties for Talon First Trust, LLC for monthly payments of 7.5% of the monthly gross rental receipts at the property beginning July 2, 2014 and continuing for 59 months thereafter. Subsequently, on January 27, 2017, the agreement was terminated.

The Company incurred $577,679 and $614,662 of expenses for the years ended December 31, 2016 and 2015, respectively. On November 16, 2015, the Company entered into a $481,934 unsecured promissory note with the Property Manager related to unpaid fees for the period of March 2015 through December 2015. In June 2016 the Company entered into a $953,908 unsecured promissory note related to the refinance of the previous note plus unpaid fees for the period January 2016 through July 2016 due August 31, 2016 (Note 5). After that date, an additional $55,000 of fees became due and payable.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant. On January 27, 2017 the company executed a Second Amendment to the lease with the tenant to resolve issues concerning a notice of default that the Company received from the tenant on April 1, 2016 resulting in the termination of the $7,760,995 improvement allowance. The Second Amendment rescinds the Notice of Default and the Termination Notice that the tenant had delivered, changes to the lease commencement date from January 1, 2016 to January 1, 2018 and placed $5.6 million in escrow to provide evidence of our ability to pay for the remaining tenant improvements. We deposited the required escrow funds on January 27, 2017 (Note 15).

The depositing of the escrowed funds was done for the express purpose of paying for the buildout for the significant tenant. The funds were deployed to pay for the tenant improvements during 2017. All remaining funds were applied to reduce the Gamma Loan (Note 15).

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceedings

The Company filed a complaint in the State of Minnesota on June 10, 2016 to enforce the NOI Payment Agreement and other documents issued in conjunction with the Contribution Agreement entered into on May 29, 2014 with Bren Road, L.L.C, a limited partner in Talon OP, L.P.  The defendant has responded and filed a counterclaim and third-party complaint against Talon Bren Road, LLC and Talon OP, LP on July 7, 2016. On November 9, 2016 the matter came before the court on the Defendant’s motion for partial summary judgment. Subsequently, on February 27, 2017 the Hennepin County District Court issued a Findings of Fact and Order for Judgment on the counter claim against the Company in the amount of $719,365, plus post judgment interest which pursuant to our 10301 Bren Road and 180 E 5th Street loan agreements, constitutes a non-financial event of default. In an attempt to collect on the judgment, the defendant filed a motion for the appointment of the receiver.  The outstanding amount of the judgment was satisfied on June 23, 2017 as part of the refinancing of Talon Bren Road, LLC’s outstanding mortgages. On March 27, 2017 our complaint in the amount of $771,408 went to trial in Hennepin County District Court. On July 21, 2017 a judgment was ordered in favor of Talon Bren Road, LLC and Talon O.P LP in the amount of $594,176. The principal and accrued interest under the two June 2014 notes (Note 5) were settled under the July 21, 2017 judgment.

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. In 2015, the Company extended the maturity dates of both notes to December 31, 2015.  Subsequently, the Company extended the maturity dates of both notes to the earlier of, the disposition or refinancing of the property at 180 E 5th Street in St. Paul or June 30, 2016.  On September 24, 2016, the unrelated party filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the notes. On May 19, 2017, a judgment was entered against the Company in the amount of $1,476,498. As of the date of this report, the judgment has not been repaid by the Company.

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with Curtis Marks, a former director. The note had an original maturity date of February 8, 2015.  Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party.  In 2015, the Company extended the maturity date of the note to December 31, 2015.  Subsequently, in 2016 the Company extended the maturity date of the note to the earlier of, the disposition or refinancing of the property at 180 E. Fifth Street in St. Paul or June 30, 2016.  On October 18, 2016, the related party filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the notes. In April 2017, this matter went to trial and the plaintiff was awarded $897,695 On May 31, 2017, the Court granted a Charging Order against the Company and Talon OP L.P. where the Company and Talon OP L.P are required to pay all profits and distributions to the plaintiff until the full amount of the judgment is paid and satisfied. Subsequent to the judgment and charging order, in April 2018, the judgment was fully satisfied by the Company, granting a second mortgage in favor of the judgment creditor. As of the date of this filing, the second mortgage amount has not been repaid by the Company.

On October 20, 2016, a former employee filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under terms of the former employee’s employment with the Company. In January 2017, the parties reached an agreement to settle all claims. The Company executed a $271,287 promissory note which is fully recorded on the Consolidated Balance Sheet as of December 31, 2016. The promissory note has been satisfied as of December 31, 2017.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

On January 25, 2017, in the matter of Swervo Management Division, LLC, as plaintiff, versus Talon Real Estate Holding Corp, Talon First Trust, LLC and Talon Bren Road, LLC, as defendant, the Company executed a $1,330,167 amended and restated promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of July 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. This note replaces the Amended and Restated promissory note dated June 30, 2016 in the amount of $953,908 ($1,008,908 as of December 31, 2016 – Note 5) given by Talon Real Estate Holding Corp. and Talon First Trust, LLC. On July 24, 2017, the $1,330,167 promissory note was amended and restated, based on the payment of combined principal and interest of $300,000, to a $1,095,764 promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of October 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. On November 6, 2017, the $1,095,764 promissory note was amended and restated to a $927,587 promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of December 31, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. The Company defaulted on the November 2017 note at December 31, 2017 and accepted a judgment in October 2018 in the amount of $1,010,180. As of the date of this filing, the judgement amount has not been repaid by the Company.

NOTE 9 – RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. The 2013 Equity Incentive Plan dated June 7, 2013 (the “Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors, and consultants and automatically increases on January 1 of each year by three percent of the outstanding shares of common stock as of December 31 of the immediately preceding year. Employee awards granted in 2013 vest monthly over 36 months provided the recipient remains an employee or consultant of the Company. Awards granted in 2014 vest either immediately, monthly over a three-year period, or monthly over a five-year period. Awards granted in 2016 vest on a cliff basis one year from the date of issuance, or partially vest immediately and the remaining vest on a cliff basis annually from 2017 to 2019.

The Non-Employee Director Compensation Plan allows shares of restricted common stock to be granted to board members and is included under the Plan. The 2013 board member awards vest one-third of the shares on the date of grant, one-third on January 1 of the year following the date of grant, and one-third on January 1 of the second year following the date of grant, provided the recipient remains a member of the board as of the vesting date. The 2014 awards vested immediately in March of 2014. The 2016 awards vest half on the date of grant and half on April 15, 2017.

As of December 31, 2016, the Company had granted 1,093,759 shares to employees and 480,000 shares to Directors under the Plan.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 9 – RESTRICTED STOCK (continued)

The following table sets forth a summary of restricted stock:

Total Restricted Stock	Number of Restricted Shares	Weighted-average Grant Date Fair Value
Granted and not vested, January 1, 2015	652,817	$1.08
Granted	—	—
Vested	(219,968)	0.95
Forfeited or rescinded	(145,842)	1.25
Granted and not vested, December 31, 2015	287,007	$1.20
Granted	900,000	0.99
Vested	(401,308)	0.96
Forfeited or rescinded	(461,699)	1.10
Granted and not vested, December 31, 2016	324,000	$1.02

Total unrecognized compensation expense related to the outstanding restricted stock as of December 31, 2016, was $329,976, which is expected to be recognized over a weighted average period of 32 months. The Company recognized $411,107 and $173,970 of stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, that is included in salary and compensation in the consolidated statements of operations. The Company used 0% for both the discount factor and forfeiture rate for determining the fair value of restricted stock. The Company has limited history to determine forfeiture trends and the Company considers the discount rate to be immaterial.

2013 Equity Incentive Plan Restricted Stock	Number of Restricted Shares
Authorized but not granted or issued, January 1, 2015	691,567
Authorized increase in Plan shares	502,306
Forfeited	145,842
Authorized but not granted or issued, December 31, 2015	1,339,715
Authorized increase in Plan shares	511,730
Granted	(900,000)
Forfeited	461,699
Authorized but not granted or issued, December 31, 2016	1,413,144

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 10 – INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company does not expect to pay any federal or state income tax for 2016 because it projects losses to exceed operating income in 2016. Accounting standards require the consideration of a valuation allowance for deferred tax assets if it is “more likely than not” that some component or all of the benefits of deferred tax assets will not be realized. Realization of deferred tax assets is dependent upon the generation of sufficient future taxable income. Management has determined that sufficient uncertainty exists regarding realizability of its net deferred tax assets and has provided a full valuation allowance of approximately $2,633,000 and $1,642,000 against the net deferred tax assets as of December 31, 2016 and 2015, respectively. The net change in the total valuation allowance was an increase of approximately $991,000 and $485,000 for the years ended December 31, 2016 and 2015, respectively. Based on these requirements no provision or benefit for income taxes has been recorded for deferred taxes. There were no unrecognized tax benefits at the end of the reporting period.

The Company calculated its estimated annualized effective tax expense rate at 0% for December 31, 2016. The Company had no income tax expense based on its pre-tax loss for the years ended December 31, 2016 and 2015.

Deferred tax assets (liabilities) consist of the following components as of:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Loss carry forwards	$2,633,000	$1,642,000
Valuation allowance for deferred tax assets	(2,633,000)	(1,642,000)
Net deferred tax assets	$—	$—

The statutory income tax rate reconciliation for continuing operations to the effective rate is as follows:

	2016	2015
Statutory U.S. income tax rate	34.00%	34.00%
State taxes, net of federal tax effect	6.47	6.47
Change in valuation allowance	(19.83)	(10.84)
Other, including permanent differences	(20.64)	(29.63)
Effective income tax benefit rate	—%	—%

At December 31, 2016, the Company had net operating loss carryforwards for federal purposes of $6,509,000 and $6,504,000 for state income tax purposes that are available to offset future taxable income and begin to expire in the year 2033.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 11 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at December 31, 2016 and December 31, 2015 were as follows:

	December 31, 2016	December 31, 2015
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(6,445,391)	(4,168,849)
Net carrying amount	$5,465,603	$7,742,145

	December 31, 2016	December 31, 2015
Identified intangible liabilities:
Below-market leases	$507,746	$507,746
Accumulated amortization	(357,108)	(241,518)
Net carrying amount	$150,638	$266,228

Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $299,518 and $354,780 for the years ended December 31, 2016 and 2015, respectively. Amortization of below-market leases as an addition to rent revenue was $115,590 and $171,813 for the years ended December 31, 2016 and 2015, respectively. Amortization of in-place leases was $1,977,024 and $2,325,300 the year ended December 31, 2016 and 2015, respectively. In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,
	Assets	Liabilities
2017	$2,247,503	$113,849
2018	1,654,921	36,789
2019	1,175,158	—
2020	388,021	—
	$5,465,603	$150,638

NOTE 12 – HEDGING ACTIVITIES

The Company may use derivative instruments as part of its interest rate risk management strategy to minimize significant unanticipated earnings fluctuations that may arise from variable interest rates associated with existing borrowings. On July 2, 2014, the Company entered into an interest rate cap contract for the notional amount of $33 million with a strike rate of 2.5% on one month LIBOR as a hedge for a floating rate debt entered into on that date.  The interest rate cap expired on July 5, 2016. The interest rate cap was issued at approximate market terms and thus no fair value adjustment was recorded at inception and the rate cap had no value as of December 31, 2015.  The Company did not elect hedge accounting treatment for the rate cap and as such, changes in fair value are recorded directly to earnings.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 13 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000. These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds). The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future. The preferred units were redeemed on January 27, 2017 (see Note 15).

NOTE 14 – RELATED PARTY TRANSACTIONS

In October 2016, the Company entered into a loan guaranty agreement with, First Tracks LLC, an entity wholly owned by the wife of the Company’s Chairman and CEO, to guaranty additional debt financing on behalf of the Company (Note 5). Total fees of approximately $70,000 were paid by the Company to First Tracks during 2016 pursuant to this agreement.

The Gamma Loan (see Note 15) entered into on January 27, 2017, is guaranteed by First Tracks, LLC.  As consideration for the guarantee, Talon Real Estate Holding Company issued First Tracks LLC 2,500,000 shares of its common stock on January 27, 2017 and agreed to pay a fee of $750,000.

During 2014, the Company entered into a Contribution Agreement and two note payable agreements (Note 5) with Bren Road, LLC, a limited partner of Talon OP. The Contribution Agreement contained a NOI Payment Agreement under which Bren Road, LLC, owed the Company $287,150 at December 31, 2016 and is included in rents and other receivables on the Company’s consolidated balance sheet. The balances due under the NOI Payment Agreement and note payable agreements were settled during 2017 as detailed in Note 8.

NOTE 15 – SUBSEQUENT EVENTS

On January 27, 2017, Talon First Trust, LLC, (the “Talon First Trust”), a Delaware limited liability company that is wholly owned by Talon OP, L.P., (the “Parent”), a Minnesota limited partnership and the entity through which Talon Real Estate Holding Corp. conducts substantially all of its business, entered into a Loan Agreement (the “Gamma Loan”) with Gamma Real Estate Capital LLC (the “Lender”), a Delaware limited liability company, in the principal amount of $51.6 million.  The loan bears an interest rate equal to the sum of (i) the greater of (x) the LIBOR Index Rate, and (y) the LIBOR Floor, plus (ii) a margin of 9.00% per annum, and has an initial maturity date of January 26, 2018 with two 6-month options for the Company to extend upon satisfaction of certain conditions.  Pursuant to the Gamma Loan, approximately $5.3 million has been deposited into an interest reserve account to be applied toward monthly interest payments to the Lender.

The Gamma Loan is secured by (i) a mortgage on the Company’s interest in its building located at 180 East 5th Street, St. Paul, Minnesota, 55101, (ii) an assignment of lease and rents, (iii) 100% of the membership and ownership interests in the Parent, and (iv) other collateral specified in the Gamma Loan documents. The Gamma Loan is guaranteed by First Tracks, LLC, a related party (Note 14). First Tracks received a fee os $750,000 and 2,500,000 shares for the guarantee.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 15 – SUBSEQUENT EVENTS (continued)

The following table details the allocation of the proceeds from the January 2017 Gamma Loan:

July 14 Note payoff (Note 5)	$29,354,774
Financing costs	1,032,000
Closing costs	2,012,869
Gamma Loan escrows and reserves
Interest reserve	5,289,000
TI Escrow	2,000,000
Shell work reserves	884,211
Basement fireproof reserve	100,000
Tax and insurance reserve	246,517
TI allowance escrow (Note 8)	5,639,752
Redemption of preferred units (Note 13)	3,050,000
Satisfaction of TI invoices and mechanics liens	1,990,877
$51,600,000

In June 2018, the Company entered into a contribution agreement under which the Company sold Talon First Trust, LLC, a subsidiary owned by Talon OP, L.P., the entity through which the Company conducts substantially all of its business, to First Capital Real Estate Operating Partnership, LP (FCROP), a subsidiary of First Capital Real Estate Trust, Inc. (FCRET). Under the agreement, the Company agreed to sell the ownership of the property located at 180 East 5th Street, St. Paul, MN, for consideration with an estimated value of $98,000,000. Consideration received included 2,495,321 ownership units of FCROP with an estimated valuation of $40,000,000 and the assumption of up to $58,000,000 of principal, interest and penalties due under the January 2017 Gamma loan agreement.

During January 2017, the Company entered into two 18-month promissory note agreements with a third-party lender, Quick Liquidity Management, LLC, totaling $2,550,000. The notes had an interest rate of 20% per annum and required monthly interest only payments with the principal due at maturity. The note agreements were guaranteed by First Tracks, LLC, a related party (Note 14). The proceeds from the notes were used to pay off the outstanding principal and interest due under the February 2015 $2,000,000 note payable (Note 5). During June 2017, the outstanding principal, interest and penalties totaling $3,475,220 under the notes were satisfied through the issuance of the MCREIF and MCC notes below.

In April 2017, the Company defaulted on the March 2007 mortgage notes (Note 5). In December 2018, the lender foreclosed and conducted a sheriff’s sale on properties operated by 5130 Industrial Street, LLC, which secured the mortgage notes. Pursuant to Minnesota law, a property foreclosed upon in this manner is subject to a six (6) month redemption. The Company is currently under contract to sell the property located at 1350 Budd Ave, Maple Plain, MN for $1,400,000. The Company is engaged in refinancing the second property, but as of the date of this report has been unable to do so. Failure to sell the properties or refinance the mortgage notes could result in an acceleration of actions by the lender to foreclose on the properties.

During June 2017, the Company entered into a transaction that included a Promissory Note Secured by a Mortgage and Collateral Security Agreement with MCREIF SubREIT LLC, in the principal amount of $15,127,000. The Note bears interest at a rate equal to 9.5% per annum and had an initial maturity date of June 1, 2018. The Note is subject to a balloon payment upon maturity in the amount of $15,246,755, which is comprised of the unpaid principal balance and unpaid interest of $119,755. The loan is guaranteed personally by the Company’s Chief Executive Officer.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 15 – SUBSEQUENT EVENTS (continued)

During November 2018, the Company entered into a Forbearance Agreement with MCREIF through February 1, 2019. Under the Forbearance Agreement the interest rate was increased to 16% per annum and the balance due on the note was increased to $16,218,000 for unpaid principal, interest and default penalties.

During January 2019, the Company and MCREIF agreed to extend the maturity of the June 2017 promissory note to July 31, 2019, reduce the interest rate to 9.50% per annum, and increase the balance due under the note to $16,689,000 for unpaid principal, interest and default penalties. As of the date of this filing, the note is in good standing.

During June 2017, the Company entered into a $500,000 secured promissory note payable with MCC, LLC. The note had an interest rate of 4.50% per annum, required monthly principal and interest payments of $10,000 with the unpaid principal and interest balance due at maturity on July 1, 2018.

During September 2018, the unpaid principal and interest under the note was refinanced under a $651,800 secured promissory note with MCC. The note has an interest rate of 10% per annum, requires monthly principal and interest payments of $5,430 with the unpaid principal and interest balance due at maturity on August 1, 2019. As of the date of this filing, the note is in good standing.

The following table details the allocation of proceeds from the June 2017 MCREIF and MCC notes payable:

May 2014 note payoff (Note 5)	$10,720,058
October 2016 note payoff (Note 5)	81,800
January 2017 Quick Liquidity notes payoff	3,475,220
Trooien consulting fees (Note 8)	744,145
Financing costs	415,625
Closing costs	57,613
Satisfaction of invoices	70,898
MCREIF reserves:
Interest reserve	35,927
Insurance reserve	25,714
$15,627,000

During October 2017, the Company received funds under agreements for the sale of future receivables from two different sources totaling $500,000. The agreements required payments totaling $720,000 over 120 days and are guaranteed by the Company's CEO. As of the date of this report the agreements are past due and have an outstanding balance of approximately $200,000.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 15 – SUBSEQUENT EVENTS (continued)

In August 2018, Talon OP, L.P., which is the entity through which the Company conducts substantially all of its business, entered into a Contribution Agreement (the “Antigua Contribution Agreement”) with FCRET, through FCROP, its operating partnership, for the acquisition of the FCROP’s interests in and to Goat Head Hill and Dutchman’s Bay, Island of Antigua (the “Antigua Project”), including, without limitation, that certain Memorandum of Agreement dated July 28, 2015 between Brown McLennon, the FCROP and the government of Antigua and Barbuda regarding the development of hotels on the properties known as Dutchman’s Bay and Goat Head Hill on Antigua and the FCROP’s 100% ownership interest in Goat Head Hill Resort Development Ltd and Dutchman’s Bay, an Antigua and Barbuda Corporation. Pursuant to the Antigua Contribution Agreement, the FCROP agreed to transfer all of its interests in the Antigua Project to Talon OP, L.P. In consideration for such transfer Talon OP, L.P., will issue to FCROP $30 million in units of its limited partnership interests (“LP Units”), or 12,000,000 LP Units based on a valuation of $2.50 per LP Unit. The LP Units will be payable in three installments over a two-year period with 4,000,000 due at closing and 4,000,000 due one and two years from the closing date. FCROP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of Talon OP, L.P. The agreement closed during December 2018.

In August 2018, Talon OP, L.P., which is the entity through which the Company conducts substantially all of its business, entered into a Contribution Agreement (the “Hotels Contribution Agreement”) with FCRET through FCROP, its operating partnership, for the acquisition of seven entities. In consideration for such transfer Talon OP, L.P. will issue to the FCROP $14,796,765 in units of its limited partnership interests (“LP Units”), or 5,918,706 LP Units based on a valuation of $2.50 per LP Unit. The aggregate value of the Companies/Hotels is $40,790,000 and a credit for existing indebtedness (“Existing Indebtedness”) of $25,993,235. FCROP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of Talon OP, L.P. The agreement closed during December 2018.

During December 2018, the Company issued 675,000 common shares each to Kristian Wyrobek, Marc Agar and First Tracks LLC (on behalf of the Company’s CEO) as director compensation.

During December 2018, the Company issued 3,000,000 common shares to First Tracks LLC (on behalf of the Company’s CEO) and 1,000,000 shares to an employee for compensation under the Company’s employee equity incentive plan (Note 9).

During December 2018, the Company issued 406,000 common shares to vendors.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 16 – GOING CONCERN

These financial statements have been prepared on the going concern basis, which assumes that the Company will continue in operational existence for the foreseeable future. The Company has incurred significant losses. The Company incurred a net loss for the year ended December 31, 2016 of $7,795,938 (2015: $7,027,090), and as of December 31, 2016 had a total shareholders’ deficit of $8,130,625 (2015: $745,794).

Our short-term liquidity requirements consist primarily of funds needed to pay for operating expenses and other expenditures directly associated with our properties, pay off maturing debt, and to pursue our strategy of near-term growth through acquisition of properties as well as general and administrative expenses operating as a public company.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have very limited cash flow from current operations. As of December 31, 2016, we had unrestricted cash of $108,418 and current liabilities including maturing mortgage debt, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash. We therefore will require additional capital and/or increased cash flow from future operations to fund our ongoing business.

In addition, because the loan agreements for our First Trust and Bren Road properties contain provisions whereby judgments against a borrower or guarantor constitute an event of default, the following judgments are considered material to our liquidity and ability to continue as a going concern:

•	On February 27, 2017, a judgment in the amount of $719,365 was ordered against Talon Bren Road, LLC, which constituted a non-financial event of default under the mortgage loan agreement for our Bren Road property. On March 27, 2017, Talon Bren Road, LLC received a notice of a default under the terms of our second mortgage agreement, the outstanding balance of which was $2.0 million as of December 31, 2016 and on April 13, 2017, Talon Bren Road, LLC, Talon O.P. and Talon Real Estate Holding Corp. received a notice and acceleration of demand for payment of amounts outstanding under our first mortgage loan agreement, the balance of which was approximately $10.7 million as of December 31, 2016. On June 23, 2017, the amounts outstanding on the first and second mortgage were refinanced with a new lender and the judgment was satisfied out of proceeds of the refinancing (see Note 15).
•	In April 2017, a judgment was entered against the Company and Talon O P L.P in the amount of $897,695 related to defaults on the repayment of a $500,000 promissory note dated August 12, 2014. Further, on May 31, 2017, the Court granted a Charging Order against the Company and Talon O.P. L.P where the Company and Talon O.P. L.P are required to pay all profits and distributions to the noteholder until the full amount of the judgment is paid and satisfied.
•	Subsequent to the judgment and charging order, in April 2018, the judgment was fully satisfied by the Company, granting a second mortgage in favor of the judgment creditor.
•	On May 19, 2017, a judgment was entered against the Company in the amount of $1,476,498 related to defaults on the repayment of a $500,000 promissory note dated January 12, 2015 and a $500,000 promissory note dated May 19, 2015.

In December 2018, the lender foreclosed and conducted a sheriff’s sale. Pursuant to Minnesota law, a property foreclosed upon in this manner is subject to a six (6) month redemption. The Company is under contract to sell one (1) of the two (2) properties and engaged in refinancing the second property.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Years Ended December 31, 2016 and 2015

NOTE 16 – GOING CONCERN (continued)

On January 25, 2017, in the matter of Swervo Management Division, LLC, as plaintiff, versus Talon Real Estate Holding Corp, Talon First Trust, LLC and Talon Bren Road, LLC, as defendant, the Company executed a $1,330,167 amended and restated promissory note, plus interest on the unpaid balance at 10%. The entire principal balance is due and payable on the earlier of July 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. On July 24, 2017, the $1,330,167 promissory note was amended and restated, based on the payment of combined principal and interest of $300,000, to a $1,095,764 promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of October 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road.

Subsequent to the judgment and charging order, in April 2018, the judgment was fully satisfied by the Company, granting a second mortgage in favor of the judgment creditor.

In the future, we may use a number of different sources to finance our liquidity needs, including cash flows from operations, issuance of debt securities or equity securities (which might be common or preferred stock), private financing (such as additional bank credit facilities, which may or may not be secured by our assets), asset sales, seller financing, property-level mortgage debt, or any combination of these sources, to the extent available to us, or other sources that may become available from time to time. Any debt that we incur may be recourse or non-recourse and may be secured or unsecured.  We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, and other costs. Although we have successfully raised equity capital in the past, we cannot be assured that we will be able to continue to be successful in raising capital through issuance of securities. Our ability to obtain needed financing may be impaired by such factors as the capital markets, our status as a new enterprise without significant assets or demonstrated operating history, and/or the loss of key management. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and proposed operations to fund our ongoing business.

If adequate funds are not available on terms that are acceptable when required by the Company, the Company may be required to significantly reduce or refocus its operations, which could have a material adverse effect on its business, financial condition and results of operations, which could result in insolvency. In addition, the Company may have to delay, reduce the scope or eliminate some of our business development activities, which could reduce our revenue growth potential, if such adequate funds are not available. In addition, we have determined that our internal controls over financial reporting are ineffective and we likely do not have adequate processes and will need to change or implement new processes and controls. The Company therefore needs to raise additional capital or incur indebtedness to continue to fund its future operations, which may come from one or a number of public or private sources.

Although we plan to aggressively pursue acquisitions to grow our business there is no assurance that we will be able to acquire additional properties in the future or obtain the necessary financing to acquire such properties.

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and do not provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financing in 2017 or liquidate one or more of our property holdings.

If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment. The financial statements do not contain any adjustments that might result from the outcome of this uncertainty.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Disclosure controls and procedures means controls and other procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”). Disclosure controls and procedures include, without limitation, controls and procedures designed such that information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

As a result of such evaluation and this conclusion, our CEO and CFO also have concluded that our disclosure controls and procedures were not effective as of December 31, 2016 in ensuring that (1) information required to be disclosed in our reports filed under the Securities Exchange Act was recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and (2) such information was accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013).

Based on this assessment, management identified material weaknesses in our internal control over financial reporting, as described below. As a result of these material weaknesses, management concluded that, as of December 31, 2016, our internal control over financial reporting was not effective based on the Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

The following control deficiencies were identified and were determined to be material weaknesses in our internal control over financial reporting as of December 31, 2016:

1.	Internal Control Environment
2.	Period end Financial Reporting Process

The material weaknesses occurred as a result of a significant turnover in the Company’s accounting personnel in the latter part of the year, which, despite having established policies and procedures, the company lacked adequate controls regarding training in in the internal control environment. In addition, we did not maintain a sufficient complement of personnel with the appropriate accounting knowledge, experience and training, commensurate with our financial reporting requirements in order to execute a timely close, which resulted in incomplete disclosures, unreconciled accounts, incomplete accounting for certain events and transactions and inaccurate conclusions. This resulted in misstatements that were corrected by the Company prior to the issuance of the annual consolidated financial statements, and for which a reasonable possibility existed that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected on a timely basis.

Management also identified multiple significant deficiencies in its review. These could also lead to potential misstatements in our financial statements or prevent the Company from timely completing its financial statement preparation.

Management Remediation Plan

Due to the material weaknesses reported as of December 31, 2016, management performed additional analysis and procedures to ensure that our consolidated financial statements and schedules included in this Annual Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management will implement changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. We are undertaking the following remediation plans and actions:

•	Develop and deliver Internal Controls (“COSO”) training to Executives and finance/accounting resources. The training will include a review of management’s and individual roles and responsibilities related to internal controls;
•	hire accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with generally accepted accounting principles; and
•	provide increased board level oversight to ensure established policies and procedures are adhered to.

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

Changes in Internal Control over Financial Reporting

There were the following changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2016 which have the potential to have materially affected, or is reasonably likely to have materially affect, the Company’s internal control over financial reporting.

On August 18, 2016, Eun Stowell, the Chief Financial Officer of Talon Real Estate Holding Corp., resigned her positions with the Company. Matthew G. Kaminski served as interim Chief Financial Officer until November 1, 2016, when Keith Gruebele was appointed as our Chief Financial Officer.

On September 16, 2016, Neil Brown and Curt Marks resigned from our board of directors.  On September 16, 2016, Marc P. Agar and Kristian G. Wyrobek were elected to our board of directors.  The new directors have been appointed to the audit committee and compensation committees of the board of directors. As of March 27, 2019 Marc P. Agar is no longer a director of the company.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to executive officers is contained in Item 1 of this Annual Report on Form 10-K under the heading “Executive Officers.”

Directors

The following table sets forth certain information regarding each of our directors:

Name	Age	Position	Director Since
MG Kaminski	57	Chief Executive Officer and Chairman of the Board of Directors	June 2013
Kristian G. Wyrobek	64	Director	Sept 2016

Our board of directors has established an audit committee, a compensation committee and a governance and nominating committee. Mr. Wyrobek is the sole member of each of our committees.

Kristian G. Wyrobek

Mr. Wyrobek is the owner and CEO of 7-SIGMA Inc., a successful Manufacturer Headquartered in Minneapolis since 1973. Mr. Wyrobek has a MBA from St Thomas University. Over the past 40+ years he has led 7-SIGMA to be a leader in High Value Polymer Products with shipment to customers worldwide. Mr. Wyrobek installed significant process controls including ISO 9000 and 14001 standards. Mr. Wyrobek also owns and manages real estate mainly for his own manufacturing needs.

Audit Committee of our Board of Directors

None.

Director Independence and Audit Committee Financial Expert

None.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and the regulations promulgated there under require directors and certain officers and persons who own more than ten percent of our common stock to file reports of their ownership of our common stock and changes in their ownership with the SEC.  To our knowledge, all reports required to be filed under Section 16(a) of the Securities and Exchange Act of 1934 were filed on a timely basis during 2016, except:  (a) Neil Brown, a former director, failed to timely file a Form 4 reporting the vesting of 140,000 shares of restricted common stock, (b) Curtis Marks, a former director, failed .to timely file a Form 4 reporting the vesting of 100,000 shares of restricted common stock, (c) Eun Stowell, our former Chief Financial Officer, failed to timely file a Form 4 reporting the vesting of 100,000 shares of restricted common stock, and (d) Marc Agar and Kristian Wyrobek, two of our directors, failed to file Form 3s reporting their initial beneficial ownership of the Company’s securities.

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

Compensation Committee Process

Our compensation committee consists of our independent directors, Mr. Agar and Mr. Wyrobek, who meet periodically to review compensation for each executive officer. The chairman of the committee, Mr. Wyrobek. The committee members consider all elements of compensation and utilize their experience and judgment in determining the total compensation elements appropriate for each executive consistent with our compensation objectives. The compensation committee has determined that our compensation programs do not create inappropriate or excessive risk that is likely to have a material adverse effect on the company.

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

Determining Executive Compensation for 2016

Our executive compensation program for 2016 consisted of three main elements:

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

Elements of Executive Officer Compensation for 2016

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

The aggregate base salaries earned by the named executives in fiscal 2016 are listed in the Summary Compensation Table below.  Our compensation committee did not approve any increases in base salary for executive officers in 2016.

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

In 2016, we granted our Chief Financial Officer, Mr. Gruebele, 50,000 shares of common stock upon joining our company, as well as 300,000 shares of restricted common stock that vest as to one-third of the shares on each of the first three anniversaries of the date of grant.  We made this grant to induce Mr. Gruebele to join our company, as well as to align his personal financial interests with those of our shareholders

Other Benefits

The compensation committee believes that we must offer a competitive benefits program to attract and retain our executive officers.  During 2016, we provided medical and other benefits to our executive officers that are generally available to our other employees.

Other Agreements and Policies

Employment Agreements

MG Kaminski

We are party to an employment agreement with MG Kaminski, our Chief Executive Officer. The initial term of the agreement is for three years beginning on June 7, 2013, and the agreement will automatically renew for additional one-year terms unless terminated by us or Mr. Kaminski by providing at least 90 days written notice of termination prior to the end of the then-current term. Pursuant to the agreement his base salary will be determined by our board of directors or the compensation committee and reviewed annually. Mr. Kaminski earned an annual base salary of $23,660 for 2014, 2015 and 2016. Mr. Kaminski is eligible to receive bonus compensation in the form of cash and stock in the discretion of our board of directors or the compensation committee if he meets or exceeds performance goals mutually agreed upon by him and us. Such bonus compensation will be determined by our board of directors or the compensation committee on an annual basis. No bonus compensation was paid to Mr. Kaminski in 2016. As of the date of this report, we have not agreed on any performance goals for 2017 with Mr. Kaminski.

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

Summary Compensation Table

The following table shows, for our named executives, information concerning compensation earned for services in all capacities during fiscal years 2016, 2015 and 2014.

		Salary ($)	Stock Awards ($)(1)	Other Compensation ($)(2)	Total ($)
MG Kaminski, Chief Executive Officer	2016	23,660	—	12,000	35,660
	2015	23,660	—	13,200	36,860

Keith Gruebele(3)	2016	20,000	48,000	—	68,000

Eun Stowell, Chief Financial Officer(4)	2016	127,499	—	6,731	134,231
	2015	200,000	73,985	8,658	282,643

(1)	Values expressed represent the actual compensation cost recognized by our company during the years presented for stock awards granted and utilizing the assumptions discussed in Note 9 to our company’s financial statements for 2016.
(2)	Consists of the amounts paid for insurance and other employee benefits for the benefit of the named executives.
(3)	Mr. Gruebele was appointed Chief Financial Officer on November 1, 2016
(4)	Ms. Stowell resigned as our Chief Financial Officer on August 18, 2016

Grants of Plan-Based Awards

350,000 of awards were granted under the 2013 Plan to the named executive officers during 2016.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding awards granted under the 2013 Plan to the named executive officers as of December 31, 2016.

Name	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested

Keith Gruebele	300,000	$294,000

(1)	Market value of shares determined using the price of limited shares traded on September 22, 2016. The stock has not been traded on the Over the Counter Bulletin Board since that date through December 31, 2016.

Potential Payments Upon Termination or Change-in-Control

Employment Agreement Provisions

Change in Control

Unless otherwise provided in an award agreement, if a change in control, as defined below, occurs that involves a sale of all or substantially all of our assets or a merger, consolidation, reorganization or statutory share exchange involving our company, our board of directors or compensation committee are to take one or more of the following actions with respect to outstanding awards under the 2013 Plan:

•	Arrange for the surviving or successor entity to continue, assume or replace some or all of the outstanding awards under the 2013 Plan.
•	Accelerate the vesting and exercisability of outstanding awards prior to and conditioned upon the occurrence of the event and provide that unexercised options and SARs will be terminated at the effective time of the event.
•	Cancel any outstanding award in exchange for payment to the holder of the amount of the consideration that would have been received in the event for the number of shares subject to the award, less the aggregate exercise price (if any) of the award.
•	Provide that if an award is continued, assumed or replaced in connection with such an event and if within 18 months after the event a participant experiences an involuntary termination of service other than for cause, the participant’s outstanding awards will vest in full, will immediately become fully exercisable and will remain exercisable for one year following termination.
•	Make adjustments to awards as described below under the caption “Adjustment of Awards.”

Director Compensation for 2016

The following table shows information concerning compensation provided to each of our non-employee directors for services provided during 2016.

Name	Stock Awards ($) (1)	Fees earned or paid in cash ($)	Total Compensation ($)
Marc P. Agar(3)	—	—	—
Kristian G. Wyrobek(3)	—	—	—
Neil Brown (2)	140,000	—	70,000
Curtis Marks (2)	100,000	—	50,000

(1)	Valuation for restricted stock awards is based on the compensation cost we recognized during the year for financial statement purposes under generally accepted accounting principles for awards granted utilizing the assumptions noted in Note 9 to our consolidated financial statements for 2016.
(2)	Mr. Brown and Mr. Marks resigned from the Board of Directors effective September 16, 2016
(3)	Mr. Wyrobek was named to our Board of Directors effective September 16, 2016

As of June 7, 2013, we adopted our director compensation plan included in the 2013 Plan. Under the Plan, in addition to reimbursing directors for their out-of-pocket expenses in connection with attending meetings of our board of directors and board committees, we granted each non-employee director 60,000 shares of restricted common stock upon election to the board, with 20,000 shares vesting on the date of grant and the balance vesting in two equal amounts on January 1 of the calendar years following the date of grant. Mr. Marks was granted 100,000 shares and Mr. Brown was granted 140,000 shares in June 2016 but 50,000 and 70,000 shares were forfeited upon their resignation, respectively. We provided no other compensation to our employee directors for service on our board of directors or committees of the board.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Outstanding Equity Awards

The following table provides information as of December 31, 2016 for our 2013 Equity Incentive Plan under which securities may be issued:

Plan	Number of shares granted but not vested	Weighted-average price of stock grants (1)	Number of shares remaining available for future issuance
2013 Equity Incentive Plan (approved by shareholders)	324,000	$0.98	1,413,144
Equity compensation plans not approved by shareholders	—	—	—

(1)	The weighted-average price of stock grants was determined using the price at which our common stock last traded on the Over the Counter Bulletin Board prior to the stock awards granted.

Security Ownership of Principal Shareholders and Management

The following table sets forth certain information regarding the ownership of our common stock as of March 25, 2017 by each shareholder whom we know to be the beneficial owner of more than 5% of our common stock, each director, each named executive officer, and all executive officers and directors as a group.  At the close of business on March 25, 2017, there were shares of common stock issued and outstanding, each of which is entitled to one vote.

Unless otherwise indicated, the listed beneficial owner has sole voting power and investment power with respect to such shares and the mailing address for each person listed in the table is 5500 Wayzata Blvd., Suite 1070, Minneapolis, Minnesota 55416.

Name and Address of Beneficial Owner	Number of Shares		Percentage of Outstanding Shares
Directors and Executive Officers:
MG Kaminski	8,305,000	(1)	48.1%	(1)
Keith Gruebele	50,000		0.3%
Marc P. Agar	1,050,000		6.1%
Kristian Wyrobek	800,000		4.6%
All directors and executive officers as a group (5 persons)	10,205,000		59.1%

Other Beneficial Owners:
First Tracks, LLC	5,275,000	(2)	29.9%
Thomas F. Dougherty	2,040,000	(3)	11.6%

(1)	Includes 2,820,810 shares issuable to The Kaminski Trust in connection with our anticipated acquisition of the remaining 51% interest in 5130 LLC and 209,190 shares owned by The Kaminski Trust for which MG Kaminski and his wife, Brenda H. Kaminski, serve as trustee. Also includes 5,275,000 shares owned by First Tracks, LLC which is wholly owned by Ms. Kaminski. Mr. Kaminski may be deemed to have shared voting and investment power over the shares held by the First Tracks, LLC, but disclaims beneficial ownership of such shares.
(2)	First Tracks, LLC is wholly owned by Brenda H. Kaminski, the wife of MG Kaminski. The address for First Tracks, LLC is 80 South Eighth Street, Minneapolis, Minnesota, 55402.
(3)	Includes 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Mikhail Gregory Kaminski, 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Kylie Elizabeth Kaminski, 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Katrina Johanna Kaminski, and 500,000 shares owned by the First Tracks, LLC Irrevocable Trust FBO Colette Christine Kaminski (the “Kaminski Kid Trusts”), all for which Thomas F. Dougherty serves as the trustee. The address for Mr. Dougherty is 80 South Eighth Street, Minneapolis, Minnesota, 55402. Mr. Dougherty may be deemed to have shared voting and investment power over the shares held by the Kaminski Kid Trusts, but disclaims beneficial ownership of such shares.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In October 2016, the Company entered into a loan guaranty agreement with one of our shareholders, First Tracks LLC, to guaranty additional debt financing on behalf of the Company. Total fees of approximately $70,000 were made by the Company to First Tracks pursuant to this agreement.

The Gamma Loan entered into on January 27, 2017, is guaranteed by First Tracks, LLC.  As consideration for the guarantee, Talon Real Estate Holding Company will issue First Tracks LLC 2,500,000 shares of its common stock on January 27, 2017 and is due a fee of $750,000.  These shares were issued in a transaction exempt from registration pursuant to Section 4(a)(2) of the Securities Exchange Act of 1933.

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

“Immediate family members” include children, stepchildren, parents, stepparents, spouses, siblings, mothers- and fathers-in-law, sons- and daughters-in-law, brothers- and sisters-in-law and any other person (other than a tenant or employee) sharing the household of one of the individuals listed above.

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

In addition to reimbursement for certain out-of-pocket expenses, the following table presents the aggregate fees billed for professional services by Baker Tilly Virchow Krause, L.L.P. in 2016 and 2015 for these various services:

Description of Fees	Year Ended December 31, 2016	Year Ended December 31, 2015

Audit fees (1)	$102,500	$85,400
Audit-related fees (2) (3)	—	—
All other fees (4)	—	—
	$102,500	$85,400

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

(2)	Audit-Related Fees are the aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the registrant's financial statements and are not reported under "Audit". No audit-related fees were billed in 2016 or 2015.

(3)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning.

(4)	All Other Fees were not paid in years presented.

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

Dated: April 17, 2019		TALON REAL ESTATE HOLDING CORP.

	By:	/s/ MG Kaminski
MG Kaminski
Chief Executive Officer

Each of the undersigned hereby appoints MG Kaminski and Keith Gruebele , and each of them (with full power to act alone), as attorneys and agents for the undersigned, with full power of substitution, for and in the name, place and stead of the undersigned, to sign and file with the Securities and Exchange Commission under the Securities Act of 1934, any and all amendments and exhibits to this annual report on Form 10-K and any and all applications, instruments, and other documents to be filed with the Securities and Exchange Commission pertaining to this annual report on Form 10-K or any amendments thereto, with full power and authority to do and perform any and all acts and things whatsoever requisite and necessary or desirable. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 17, 2019.

Name and Signature	Title

/s/ MG Kaminski	Chief Executive Officer and Director (principal executive officer)
MG Kaminski

/s/ Kristian G. Wyrobek	Director
Kristian G. Wyrobek

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith

2.1	Stock Purchase Agreement, dated June 7, 2013 by and among Guide Holdings, Inc., The Guidebook Company, Inc. and Kim McReynolds	8-K	000-53917	June 7, 2013	2.1

2.2	Subscription Agreement, dated June 7, 2013, by and between MG Kaminski and Talon Op, L.P.	8-K	000-53917	June 7, 2013	2.2

2.3	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.3

2.4	Contribution Agreement, dated June 7, 2013, by and among Guide Holdings, Inc. and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.4

2.5	Contribution Agreement, dated June 7, 2013, by and among Talon Real Estate, LLC and the parties listed on Schedule A thereto	8-K	000-53917	June 7, 2013	2.5

3.1	Amended and Restated Articles of Incorporation	8-K	000-53917	June 7, 2013	3.1

3.2	Amended and Restated Bylaws	8-K	000-53917	June 7, 2013	3.2

4.1	Form of Specimen Common Stock Certificate	8-K	000-53917	June 7, 2013	4.1

10.1	2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.1

10.2	Form of Restricted Stock Award Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.2

10.3	Form of Non-Statutory Stock Option Agreement under the 2013 Equity Incentive Plan**	8-K	000-53917	June 7, 2013	10.3

10.4	Employment Agreement with MG Kaminski**	8-K	000-53917	June 7, 2013	10.5

10.5	Form of Indemnification Agreement**	8-K	000-53917	June 7, 2013	10.6

10.6	Non-Employee Director Compensation Policy**	8-K	000-53917	June 7, 2013	10.7

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.7	Loan Agreement, dated March 22, 2007, by and between 5130 Industrial Street, LLC and Merrill Lynch Mortgage Lending, Inc.	8-K	000-53917	June 7, 2013	10.8

10.8	Limited Partnership Agreement of Talon OP, L.P.	8-K	000-53917	June 7, 2013	10.9

10.9	Common Stock Purchase Agreement dated as of August 20, 2013 by and among Talon Real Estate Holding Corp. and the purchasers listed on Exhibit A thereto	8-K	000-53917	August 20, 2013	10.1

10.10	First Amendment, dated November 13, 2013, to Contribution Agreement dated June 7, 2013	10-Q	000-53917	September 30, 2013	10.1

10.11	Common Stock Purchase Agreement dated as of December 30, 2013 by and among the Company and the purchasers listed on Exhibit A thereto	8-K	000-53917	December 30, 2013	10.1

10.12	Promissory Note to Curtis Marks from the Company	8-K	000-53917	December 30, 2013	10.2

10.13	Promissory Note to Curtis Marks from the Company, dated March 25, 2014	8-K	000-53917	March 26, 2014	10.1

10.14	Contribution Agreement between Talon OP, L.P. and Bren Road, LLC, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.1

10.15	Assignment and Assumption Agreement and Consent between Bren Road, LLC, Talon Bren Road, LLC, and Bell State Bank & Trust, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.2

10.16	Promissory Note between Talon Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014.	8-K	000-53917	June 3, 2014	10.3

10.17	Loan Agreement between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended.	8-K	000-53917	June 3, 2014	10.4

10.18	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Bren Road, LLC and Bell State Bank & Trust, dated May 29, 2014, as amended.	8-K	000-53917	June 3, 2014	10.5

10.19	Contribution Agreement between Talon OP, L.P. and the Contributors identified on Exhibit A thereto, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.1

10.20	Promissory Note between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.2

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.21	Reserve and Security Agreement between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.3

10.22	Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing between Talon First Trust, LLC and RCC Real Estate, Inc., dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.4

10.23	Promissory Note between Talon Bren Road, LLC and Jackson I, LLC, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.5

10.24	Mortgage and Security Agreement and Future Financing Statement between Talon Bren Road, LLC and Jackson I, LLC, dated July 2, 2014.	8-K	000-53917	July 9, 2014	10.6

10.25	Promissory Note to Curtis Marks from the Company, dated August 12, 2014.	10-Q	000-53917	August 14, 2014	10.6

10.26	Second Amendment, dated August 10, 2015, to Promissory Note to Curtis Marks from the Company, dated August 12, 2014.

10.27	Third Amendment, dated November 5, 2015, to Promissory Note to Curtis Marks from the Company, dated August 12, 2014.	8-K	000-53917	November 10, 2015

10.28	Fourth Amendment, dated March 8, 2016, to Promissory Note to Curtis Marks from the Company, dated August 12, 2014.

10.29	Loan Modification Agreement by and among Jackson I, LLC, 4330 LLC, 3014-20 LLC, Fairfield Apartments, LLC, Lakes Area Properties, LLC and Talon Bren Road, LLC, effective as of September 25, 2014.	8-K	000-53917	October 2, 2014	10.1

10.30	Agreement of Purchase and Sale between Hoopeston I, L.L.C. and Broadmoor Place Associates, LLC and Talon OP, L.P. dated January 23, 2015.	8-K	000-53917	January 29, 2015	10.1

10.31	Promissory Note to US Income Partners, LLC from Talon OP, dated February 10, 2015.	8-K	000-53917	February 10, 2015	10.1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File Number	Date of First Filing	Exhibit Number	Filed Herewith
10.32	Loan Agreement by and between Talon First Trust, LLC and Gamma Real Estate Capital LLC, dated January 27, 2017	8-K	000-53917	February 6, 2017	10.1

10.33	Amended and Restated Promissory Note between Talon First Trust, LLC and Gamma Real Estate Capital LLC, dated January 27, 2017	8-K	000-53917	February 6, 2017	10.2

10.34	Amended and Restated Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by Talon First Trust, LLC dated January 27, 2017	8-K	000-53917	February 6, 2017	10.3

23.1	Consent of Baker Tilly Virchow Krause LLP					X

24.1	Power of Attorney (included on signature page)

31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended					X

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	Interactive Data Files Pursuant to Rule 405 of Regulation S-T					X

** Indicates management contract or compensatory plan or arrangement.