Form 10-Q
period 2017-03-31
TALON REAL ESTATE HOLDING CORP.
filed 2019-06-07
CIK 1426011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2017

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from        to        .

Commission file number 000-53917

TALON REAL ESTATE HOLDING CORP.

(Exact Name of Registrant as Specified in its Charter)

Utah	26-1771717
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 S. 1st Street, Minneapolis MN 55458-3357

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

The number of shares of the registrant’s common stock, par value $0.001 per share, outstanding at June 5, 2019 was 29,102,791 shares.

TALON REAL ESTATE HOLDING CORP.

QUARTERLY REPORT ON FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

In this Quarterly Report on Form 10-Q, references to “Company,” “we,” “us,” “our” and words of similar import refer to Talon Real Estate Holding Corp. and its subsidiaries, unless the context requires otherwise.

This Quarterly Report on Form 10-Q contains forward-looking statements regarding us, our business prospects and our results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2019. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and in our other reports filed with the Commission that advise interested parties of the risks and factors that may affect our business.

PART I. – FINANCIAL INFORMATION

Item 1.	Financial Statements

TALON REAL ESTATE HOLDING CORP.

Minneapolis, Minnesota

FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS
Land and improvements	$8,302,447	$8,302,447
Building and improvements	51,192,060	45,552,308
Equipment, furniture and fixtures	32,193	30,571
Total property and equipment	59,526,700	53,885,326
Less: accumulated depreciation	(9,159,425)	(8,506,290)
Net property and equipment	50,367,275	45,379,036

Cash	88,596	108,418
Rents and other receivables, net	598,515	428,176
Prepaid expenses and other assets	70,083	104,855
Restricted escrows and reserves	13,995,393	3,001,232
Deferred leasing costs, net	2,234,977	2,003,221
Intangible assets, net	4,899,333	5,465,603
TOTAL ASSETS	$72,254,172	$56,490,541

LIABILITIES
Notes payable	$73,204,216	$52,640,239
Less: unamortized deferred financing costs	(3,264,295)	(496,063)
Notes payable, net	69,939,921	52,144,176
Notes payable, related party	1,199,497	809,472
Accounts payable	3,910,655	6,167,516
Tenant improvement allowance	5,639,752	—
Accrued expenses and other liabilities	1,260,136	854,743
Tenant security deposits	167,242	167,242
Deferred rent revenue	100,488	121,710
Prepaid rent	133,875	175,758
Accrued interest	635,977	1,029,911
Below-market leases, net	121,741	150,638
Mandatorily redeemable Operating Partnership preferred units	—	3,000,000
Total Liabilities	83,109,284	64,621,166

COMMITMENTS AND CONTINGENCIES (NOTE 7)

SHAREHOLDERS' EQUITY (DEFICIT)
Preferred shares outstanding at $.001 par value; authorized 10,000,000 shares; none issued or outstanding as of both March 31, 2017 and December 31, 2016		—
Common shares outstanding at $.001 par value; authorized 90,000,000 shares; 19,720,981 and 17,135,981 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	19,720	17,135
Additional paid in capital	2,350,316	2,261,411
Accumulated loss	(16,102,357)	(14,215,704)
Total Talon Real Estate Holding Corp. shareholders’ equity (deficit)	(13,732,321)	(11,937,158)
Non-controlling interests – Operating Partnership; 9,200,001 common units issued and outstanding as of March 31, 2017 and December 31, 2016	4,502,532	5,418,810
Non-controlling interests – consolidated real estate entities	(1,625,323)	(1,612,277)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	(10,855,112)	(8,130,625)
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY (DEFICIT)	$72,254,172	$56,490,541

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2017 and 2016

(unaudited)

	For the Three Months Ended March 31,
	2017	2016
REVENUE
Rent	$1,771,070	$1,875,912
Tenant reimbursement	861,384	897,491
Other income	24,738	86,001
Total Revenue	2,657,192	2,859,404

EXPENSES
General & administrative	51,772	347,003
Salary and compensation	182,022	224,697
Professional	357,140	225,845
Property operating expenses	1,179,187	1,185,578
Real estate taxes & insurance	460,379	445,477
Depreciation and amortization	1,218,242	1,232,405
Total Expenses	3,448,742	3,661,005
Operating Loss	(791,550)	(801,601)

Interest expense	2,024,427	1,228,038

NET LOSS	(2,815,977)	(2,029,639)

Net loss attributable to non-controlling interest - Operating Partnership	916,278	702,710
Net loss attributable to non-controlling interests - consolidated real estate entities	13,046	24,187
NET LOSS ATTRIBUTABLE TO TALON REAL ESTATE HOLDING CORP.	$(1,886,653)	$(1,302,742)

Loss per common share basic	$(0.10)	$(0.08)

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2017 and 2016

(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,815,977)	$(2,029,639)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,267,434	1,295,847
Amortization of deferred financing costs	923,463	204,752
Stock-based compensation expense	55,740	38,285
Provision for doubtful accounts	—	25,715
Deferred financing costs	25,750	175,411
Settlement added to notes payable	874,193	—

Changes in operating assets and liabilities:
Rents and other receivables	(170,339)	(22,708)
Prepaid expenses and other assets	34,772	110,241
Deferred leasing costs	(308,682)	1,400
Accounts payable	(255,984)	406,261
Accrued expenses and other liabilities	405,393	529,590
Tenant security deposits	—	—
Deferred rent revenue	(21,222)	(102,052)
Prepaid rent	(41,883)	(234,478)
Accrued interest	(119,501)	214,509
Net cash flows from operating activities	(146,843)	613,134

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(1,622)	—
Deposits made for future acquisitions		—
Deposits to restricted escrows and reserves		(772,397)
Payments from restricted escrows and reserves	466,839	39,093
Net cash flows from investing activities	465,217	(733,304)
	—
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable		—
Principal payments on notes payable	(330,526)	(91,424)
Deposits or cash paid for financing costs	(7,670)	(11,000)
Common stock issued for financing costs		—
Principal payments on Operating Partnership preferred units		—
Net cash flows from financing activities	(338,196)	(102,424)
	—
Net Change in Cash	(19,822)	(222,594)

CASH - BEGINNING OF PERIOD	108,418	340,385
CASH - END OF PERIOD	$88,596	$117,791

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Purchases of building and land improvements included in accounts payable	$—	$22,944
Leasing and financing fees included in accounts payable and other liabilities	—	58,252
Escrow deposits from notes payable	14,159,480	—
Escrows applied to notes payable	2,698,480	—
Accounts payable settled through notes payable	1,990,877	103,002
Accounts payable settled through share issuance	10,000	—
Redemption of preferred units settled through notes payable	3,050,000	—
Accrued interest settled through notes payable	224,433	—
Original issuance discount and fees on notes payable	3,691,695	—
Building improvements from tenant improvement allowance	5,639,752	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for interest on mortgages and Operating Partnership preferred units	$744,407	$863,636

See accompanying notes to condensed consolidated financial statements.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization

Talon Real Estate Holding Corp. (“TREHC”) previously established an Operating Partnership (“Talon OP”) and transferred all of its assets and liabilities to the operating partnership in exchange for general partnership units. As the sole general partner of Talon OP we have the exclusive power to manage and conduct the business and affairs for the operating partnership. TREHC owned approximately 65% of the Operating Partnership as of March 31, 2017 and March 31, 2016, respectively. The Operating Partnership owned 100% of 5130 Industrial Street, LLC, 100% of Talon Bren Road, LLC, 100% of Talon First Trust, LLC, and 100% of Talon RE as of December 31, 2016 and 2015. Talon Bren Road, LLC, and Talon First Trust, LLC, are both limited liability companies organized under the laws of the state of Delaware, and were formed on May 9, 2014 and April 21, 2014, respectively, to purchase real estate. Talon Real Estate, LLC (“Talon RE”) was incorporated in the state of Minnesota on December 20, 2012 and began operations in 2013 for the purpose of acquiring real estate properties. Talon RE merged with Guide Holdings, Inc. in which Guide Holdings, Inc. was the surviving entity and was renamed Talon Real Estate Holding Corp.

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

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES

The Company owns, through its subsidiary Talon First Trust, LLC, real estate property located at 180 East 5th Street, St. Paul, MN. The building has 656,875 net rentable square feet and is primarily leased to tenants for commercial and government use. As of March 31, 2017, the Company had tenants occupying approximately 60% of the rentable space. In April 2015, the Company executed a lease for a significant new tenant that would increase the occupancy by over 21% in the St. Paul building upon commencement of the lease. The lease was amended on January 27, 2017 to resolve certain disputes between the Company and the tenant and as amended, the lease is scheduled to commence on January 1, 2018. On March 7, 2017 one tenant that occupies approximately 16% of the net rentable square feet filed for Chapter 11 bankruptcy protection from its creditors. In June of 2018, this asset was sold to First Capital Reit (Note 12).

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 2 – INVESTMENT IN REAL ESTATE PROPERTIES AND ENTITIES (continued)

The Company owns, through its subsidiary Talon Bren Road, LLC, real estate property located on 20 acres of land at 10301 Bren Road West, Minnetonka, MN. This property has 164,472 net rentable square feet and is primarily leased to tenants who are wholesale product sales representatives. These leases are subject to a master lease agreement entered into between Talon Bren Road, LLC and Upper Midwest Allied Gifts Association, Inc. (“UMAGA”), a Minnesota nonprofit corporation. As of March 31, 2017, the Company had 100% of the rentable space leased.

The Company owns and operates the following real estate properties through its subsidiary, 5130 LLC:

5130 Industrial Street, Maple Plain, MN

1350 Budd Ave, Maple Plain, MN

The properties have combined 171,639 net rentable square feet and are primarily leased to tenants for mixed commercial and industrial usage. As of March 31, 2017, the Company had tenants occupying approximately 85% of the rentable space.

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

Restricted Escrows and Reserves

The Company is required to hold cash in restricted escrow accounts for insurance, real estate taxes and a replacement reserve. The escrows are used to pay periodic charges of real estate taxes and assessments, tenant improvements, and leasing commissions. The balances in the escrow accounts were $13,995,393 and $3,001,232 as of March 31, 2017 and December 31, 2016, respectively.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Rents and Other Receivables

Rents receivable and deferred rent are recorded at their estimated net realizable value. The Company follows a policy of providing an allowance for doubtful accounts, which is based on a review of outstanding receivables, historical collection information, and existing economic conditions. The Company does not require collateral and accounts are considered past due if payment is not made on a timely basis in accordance with our credit terms. Accounts considered uncollectible are written off. Receivables have been reduced by an allowance for doubtful accounts of $129,330 as of both March 31, 2017 and December 31, 2016.

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership, for accounting purposes, of such improvements. If the Company is considered the owner of the leasehold improvements for accounting purposes, the Company capitalizes the amount of the tenant allowance as building improvements and depreciates it over the shorter of the useful life of the leasehold improvements or the related lease term. For tenant allowances committed at lease inception and recorded as building improvements but not yet performed or completed, the corresponding liability will be recorded as tenant improvement allowance payables. If the tenant allowance represents a payment for other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements, for accounting purposes, the tenant allowance is considered to be a lease incentive and is capitalized as a deferred leasing cost and is amortized over the lease term as a reduction of rental revenue on a straight-line basis.

The Company had amortization expense for tenant improvements of $259,782 and $269,475 for the three-months ended March 31, 2017 and 2016, respectively. The Company had amortization expense for leasing costs of $76,926 and $73,622 for the three-months ended March 31, 2017 and 2016, respectively. The Company had accumulated amortization for tenant allowances of $3,140,513 as of March 31, 2017 and $2,880,732 as of December 31, 2016.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Deferred Financing Costs

Costs incurred in connection with obtaining financing are netted against notes payable and are being amortized using the effective interest method over the financing term and are included in interest expense. The Company had amortization expense of $923,463 for the three months ended March 31, 2017, and $204,752 for the three months ended March 31, 2016. Included in amortization expense for the three months ended March 31, 2017 is the write-off of unamortized deferred financing costs of $137,254 due to the refinancing of debt secured by the 180 East 5th Street property owned by Talon First Trust, LLC.

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

Intangible Assets and Liabilities

Upon acquisitions of real estate, the Company assesses the fair value of acquired tangible assets and any significant intangible assets and liabilities (such as above- and below-market leases and value of acquired in-place leases), and any assumed liabilities, and allocates the purchase price based on these fair value assessments. The Company records intangible assets and liabilities acquired at their estimated fair value apart from goodwill for acquisitions of real estate. The Company amortizes identified intangible assets and liabilities based on the period over which the assets and liabilities are expected to affect the future cash flows of the real estate property acquired. Lease intangibles (such as in-place or above- and below-market leases) are amortized over the term of the related lease. Above and below-market leases are amortized as a reduction in (addition to) rent revenue. The Company amortized $45,220 as a net reduction in rent revenue for above and below-market leases for the three months ended March 31, 2017, and $48,267 for the three months ended March 31, 2016. Amortization of other intangibles is recorded in depreciation and amortization expense.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-Lived Assets

Long-lived assets, such as real estate property, and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss would be recognized when the estimated future cash flows from the use and eventual disposition of the asset are less than the carrying amount of that asset. The Company did not recognize any impairment losses for either of the three months ended March 31, 2017 or 2016.

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

Stock-based Compensation

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to Directors under a director compensation plan. Granted shares are considered issued and outstanding as of the date of the grants. Stock-based compensation is expensed on a straight-line basis over the vesting period and is valued at the fair value on the date of the grant. The Company has recognized $55,740 and $38,285 of compensation expense for the three months ended March 31, 2017 and 2016, respectively.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Non-controlling Interest

Interests in the Operating Partnership held by limited partners are represented by partnership common units of the Operating Partnership. The Company's interest in the Operating Partnership was approximately 67% and 65% of the common units of the Operating Partnership as of March 31, 2017 and December 31, 2016, respectively. The Operating Partnership’s income is allocated to holders of units based upon the ratio of their holdings to the total units outstanding during the period. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP were reported as non-controlling interest. Capital contributions, distributions, and profits and losses are allocated to the non-controlling interest based on membership percentages and terms of the operating agreement.

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

Given that the Company has incurred operating losses for all periods presented, diluted earnings per share is not presented. The weighted average outstanding shares used in the basic earnings per share computation is 18,945,481 and 16,788,586 for the three months ended March 31, 2017 and 2016 respectively.

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

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40).  The amendments in this Update provide guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The Company has adopted this amendment in this update effective for the current fiscal year. (see Note 13).

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

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 4 – TENANT LEASES

The Company leases various commercial and industrial space to tenants over terms ranging from month-to-month to twelve years. Some of the leases have renewal options for additional terms. The leases expire at various dates from January 2017 to December 2025. Some leases provide for base monthly rentals and reimbursements for real estate taxes and common area maintenance.

The Company has the following future minimum base rentals on non-cancellable leases, including leases entered into subsequent to March 31, 2017:

2017 (remaining 9 months)	$5,264,839
2018	6,927,823
2019	6,207,780
2020	3,112,572
2021	1,728,134
Thereafter	10,851,438
Total	$34,092,586

Included in the above table are base lease payments due beginning January 1, 2018 totaling $15,832,430 for a significant tenant that has not occupied space yet but for which we have an executed lease agreement.

NOTE 5 – NOTES PAYABLE

Note Payable, Related Party

During August 2014, the Company entered a two-year unsecured note payable with Curtis Marks, a former director, which matured on June 30, 2016. The note bore interest at an annual rate of 14% through November 2015, 20% through June 2016 and 26% thereafter under default provisions until the principal is repaid. The note required monthly interest only payments with the outstanding principal due at maturity. The Company defaulted on the note at maturity and in April 2017 the principal was increased by approximately $397,000 as a result of a judgement against the Company described in Note 7. At March 31, 2017, management determined a negative outcome was probable and recorded a $397,695 increase to the principal balance. At March 31, 2017 and December 31, 2016, the unpaid principal on the notes totaled $897,695 and $500,000, respectively.

During June 2014, the Company entered into two two-year unsecured notes payable totaling $370,000 with Bren Road, LLC, a limited partner in Talon OP (Note 11). The notes bore interest at an annual rate of 8% and required monthly principal and interest payments totaling $4,440 with the remaining principal due at maturity. At March 31, 2017 and December 31, 2016, the unpaid principal on the notes totaled $302,293 and $309,472, respectively. In July 2017, the principal and unpaid interest was satisfied by a $594,176 judgement against the lender as described in Note 7.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

Notes Payable

During March 2007, the Company entered into two mortgage notes payable totaling $4,750,000 secured by the Company’s real estate properties operated by 5130 Industrial Street, LLC (Note 2). The first note totaled $4,450,000 and required monthly interest only payments at 6.05% per annum with the outstanding principal due at maturity on April 8, 2017. The second note totaled $300,000 and required monthly interest only payments at 12.75% per annum with the outstanding principal due at maturity on April 8, 2017. At March 31, 2017 and December 31, 2016, the unpaid principal on the first note totaled $3,968,876 and $3,981,740, respectively. At March 31, 2017 and December 31, 2016, the unpaid principal on the second note totaled $292,609 and $292,941, respectively. The Company defaulted on the notes at maturity and in December 2018 the lender foreclosed on the properties as described in Note 12.

During May 2014, the Company entered into a five-year first mortgage note payable totaling $11,500,000 secured by the Company’s real estate property operated by Talon Bren Road, LLC (Note 2). The note bore interest at an annual rate of 4.65% and required monthly principal and interest payments totaling $65,438. At March 31, 2017 and December 31, 2016, the unpaid principal on the note totaled $10,788,414 and $10,858,648, respectively. During April 2017 the Company received a written default notice from the lender and in June 2017 the Company settled this note as described in Note 12.

During February 2015, the Company entered into a two-year second mortgage note payable totaling $2,000,000 secured by the Company’s real estate property operated by Talon Bren Road, LLC (Note 2). The note bore interest at an annual rate of 16% and required monthly interest payments totaling $26,667 with principal due at maturity. At December 31, 2016, the unpaid principal on the note totaled $2,000,000. During January 2017 the Company settled this note as described below.

The May 2014 and February 2015 mortgage notes payable include a restrictive covenant that requires Talon Bren Road, LLC to maintain a minimum debt service coverage ratio (“DSCR”) before distributions of 1.35:1.00 and after distributions of 1:05:1.00 as of the last day of each calendar year. As of December 31, 2015, Talon Bren Road LLC was out of compliance with the DSCR test. An amendment to the note agreements as well as waiver of the DSCR default for the December 31, 2015 test date was executed. The note agreements were amended to include a minimum Senior DSCR (pre-distributions) of not less than 1.50:1.00. It also amended and restated the minimum DSCR before distributions of not less than 1.20:1.00 as of the last day of each calendar year commencing after December 31, 2015. As of March 31, 2017, Talon Bren Road, LLC was not in compliance with the DSCR.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

During July 2014, the Company entered into a three-year first mortgage note payable totaling $32,000,000 secured by the Company’s real estate property operated by Talon First Trust, LLC (Note 2). The note bore interest at an annual rate of 6.04% and required monthly interest only payments totaling $161,067 with the remaining principal due at maturity. At December 31, 2016 the unpaid principal on the note totaled $32,000,000. During the year ended December 31, 2016, mechanics lien statements were filed upon the property for unpaid balances included in accounts payable. In January 2017, the Company settled this note and satisfied all outstanding liens as described in later in this note.

During January and May 2015, respectively, the Company entered into two separate $500,000 unsecured notes payable which matured on June 30, 2016. The notes bore interest at an annual rate of 20% through October 31, 2015, 24% through June 30, 2016 and 26% thereafter until the principal is repaid. The notes required monthly interest only payments totaling approximately $20,000 with the outstanding principal due at maturity. The Company defaulted on the notes at maturity. A judgment was rendered against the Company in May 2017 as described in Note 7. At March 31, 2017, management determined a negative outcome was probable and recorded a $476,498 increase to the principal balance. At March 31, 2017 and December 31, 2016, the unpaid principal on the notes totaled $1,476,498 and $1,000,000, respectively.

During November 2015 the Company entered into a two-month unsecured note payable totaling $481,934. The Company defaulted on the note at maturity in January 2016. During June 2016, the Company refinanced the note with the lender resulting in the issuances of a six-month unsecured note payable totaling $1,008,908, including $481,934 in unpaid principal and $526,974 in accrued interest and penalties. The notes bore interest at an annual rate of 10%. At March 31, 2017 and December 31, 2016, the unpaid principal on the notes totaled $1,330,167 and $1,008,908, respectively. In January 2017, the Company settled the June 2016 note with the lender as described in Note 7.

During May 2016, the Company entered into a $59,489 unsecured note payable to settle accounts payable due to an unrelated party. The note bore interest at an annual rate of 10% and unpaid principal and interest are due upon the sale or refinancing of the property operated by Talon First Trust, LLC. At March 31, 2017 and December 31, 2016, the unpaid principal on the note totaled $59,489. The Company repaid the principal and unpaid interest in July 2017.

During August 2016, the Company entered into a one-year $654,926 unsecured note payable to settle accounts payable due to an unrelated party. The note bears interest at an annual rate of 3% and unpaid principal and interest were due at maturity. At March 31, 2017 and December 31, 2016, the unpaid principal on the note totaled $654,926. The Company defaulted on this note at maturity and the balance remains outstanding.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

During October 2016, the Company entered into a non-interest bearing $181,000 unsecured note payable. At March 31, 2017 and December 31, 2016, the unpaid principal on the note totaled $81,800. The Company defaulted on the note at maturity in October 2016. The Company refinanced the unpaid principal in June 2017 as described in Note 12.

At December 31, 2016, the Company recorded $271,287 unsecured note payable to a former employee to settle a complaint filed by a former employee as described in Note 7. The note bore interest at an annual rate of 15% and matured in January 2018. The unpaid principal balance as of March 31, 2017 was $186,178. The note was repaid during 2017.

During January 2017, the Company entered into two 18-month promissory note agreements with a third-party lender, Quick Liquidity Management, LLC, totaling $2,550,000. The notes had an interest rate of 20% per annum and required monthly interest only payments with the principal due at maturity. The note agreements were guaranteed by First Tracks, LLC, a related party (Note 12). The proceeds from the notes were used to pay off the outstanding principal and interest due under the February 2015 $2,000,000 note payable. During June 2017, the outstanding principal, interest and penalties totaling $3,475,220 under the notes were satisfied through the issuance of the MCREIF and MCC notes described in Note 12.

On January 27, 2017, Talon First Trust, LLC, (the “Talon First Trust”), a Delaware limited liability company that is wholly owned by Talon OP, L.P., (the “Parent”), a Minnesota limited partnership and the entity through which Talon Real Estate Holding Corp. conducts substantially all of its business, entered into a Loan Agreement (the “Gamma Loan”) with Gamma Real Estate Capital LLC (the “Lender”), a Delaware limited liability company, in the principal amount of $51.6 million. The loan bears an interest rate equal to the sum of (i) the greater of (x) the LIBOR Index Rate, and (y) the LIBOR Floor, plus (ii) a margin of 9.00% per annum and has an initial maturity date of January 26, 2018 with two 6-month options for the Company to extend upon satisfaction of certain conditions. Pursuant to the Gamma Loan, approximately $5.3 million has been deposited into an interest reserve account to be applied toward monthly interest payments to the Lender.

The Gamma Loan is secured by (i) a mortgage on the Company’s interest in its building located at 180 East 5th Street, St. Paul, Minnesota, 55101, (ii) an assignment of lease and rents, (iii) 100% of the membership and ownership interests in the Parent, and (iv) other collateral specified in the Gamma Loan documents. The Gamma Loan is guaranteed by First Tracks, LLC, a related party (Note 12). First Tracks received a fee of $750,000 and 2,500,000 shares for the guarantee.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 5 – NOTES PAYABLE (continued)

The following table details the allocation of the proceeds from the January 2017 Gamma Loan:

July 14 Note payoff	$29,354,774
Financing costs	1,032,000
Closing costs	2,012,869
Gamma Loan escrows and reserves
Interest reserve	5,289,000
TI Escrow	2,000,000
Shell work reserves	884,211
Basement fireproof reserve	100,000
Tax and insurance reserve	246,517
TI allowance escrow (Note 7)	5,639,752
Redemption of preferred units (Note 10)	3,050,000
Satisfaction of TI invoices and mechanics liens	1,990,877
$51,600,000

Under various mortgage notes payable, the Company is required to periodically fund and maintain escrow accounts to make future real estate tax and insurance payments, as well as to fund certain capital expenditures (Note 6).

During 2016, the Company received funds under agreements for the sale of future receivables from four different sources. As of December 31, 2016, the total outstanding balance under the agreements was $430,500 for the sale of future receivables generated by the property located at 180 E. Fifth Street. The agreements required payments totaling $644,039 over 120 days. Per FASB ASC 470-10-25, which provides guidance on funds received from sales of future receivables, these transactions have been classified as debt and included in notes payable. The agreements are guaranteed by the Company’s CEO. The unpaid principal balance as of March 31, 2017 was $215,259. The outstanding balances under the agreements were repaid during 2017.

At March 31, 2017, The Company is required to make the following principal payments on our outstanding notes payable for each of the succeeding fiscal years as follows:

Amount
2017 (remaining 9 months)	$9,344,567
2018	54,524,889
2019	10,534,257
$74,403,713

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 6 – RESTRICTED ESCROWS AND RESERVES

According to the terms of the Company's notes payable agreements (Note 5), the Company is required to make monthly and quarterly deposits to various escrow and reserve accounts for the payment of real estate taxes, tenant improvements and leasing commissions. The Company had $13,995,393 and $3,001,232 in restricted escrows and reserve accounts as of March 31, 2017 and December 31, 2016, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

The Company entered into a property lease agreement relating to rental of office space. This non-cancellable lease has been amended to run through May 2024. The Company incurred $22,761 and $26,339 of rent expense for the three-months ended March 31, 2017 and 2016, respectively. On December 15, 2018, the Company entered into a termination agreement with the landlord. In exchange for vacating the premises, the accrued rent was forgiven.

The Company entered into a Contribution Agreement dated May 29, 2014 with Bren Road, LLC, the contributor of the property acquired through our subsidiary, Talon Bren Road, LLC. The agreement provides for any deficit in achieving $1,560,000 of net operating income (“NOI”) per year for the first three years to be funded by Bren Road, LLC. The Company recognized $ 0 and $46,023 of income under this agreement for the three months ended March 31, 2017 and 2016, respectively.

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

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

The Company incurred $145,312 and $140,289 of consulting expenses for the three months ended March 31, 2017 and 2016, respectively. The Company had amounts due to the consultant of $771,803 and $627,491 as of March 31, 2017 and December 31, 2016, respectively. The outstanding amount as March 31, 2017 was satisfied on June 23, 2017 (see Note 12) as part of the refinancing of Talon Bren Road, LLC’s outstanding mortgages.

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

The Company incurred $-0- and $144,569 of expenses for the three months ended March 31, 2017 and 2016, respectively. On November 16, 2015, the Company entered into a $481,934 unsecured promissory note with the Property Manager related to unpaid fees for the period of March 2015 through December 2015. In June 2016 the Company entered into a $953,908 unsecured promissory note related to the refinance of the previous note plus unpaid fees for the period January 2016 through July 2016 due August 31, 2016 (Note 5). After that date, an additional $55,000 of fees became due and payable.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant. On January 27, 2017 the company executed a Second Amendment to the lease with the tenant to resolve issues concerning a notice of default that the Company received from the tenant on April 1, 2016 resulting in the termination of the $7,760,995 improvement allowance. The Second Amendment rescinds the Notice of Default and the Termination Notice that the tenant had delivered, changes to the lease commencement date from January 1, 2016 to January 1, 2018 and placed $5.6 million in escrow to provide evidence of our ability to pay for the remaining tenant improvements. We deposited the required escrow funds on January 27, 2017 (Note 12).

The depositing of the escrowed funds was done for the express purpose of paying for the buildout for the significant tenant. The funds were deployed to pay for the tenant improvements during 2017. All remaining funds were applied to reduce the Gamma Loan (Note 5).

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

On January 12, 2015 and May 19, 2015, respectively, the Company entered into two separate $500,000 unsecured promissory notes (Note 5) with the same unrelated party. In 2015, the Company extended the maturity dates of both notes to December 31, 2015. Subsequently, the Company extended the maturity dates of both notes to the earlier of, the disposition or refinancing of the property at 180 E 5th Street in St. Paul or June 30, 2016. On September 24, 2016, the unrelated party filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the notes. On May 19, 2017, a judgment was entered against the Company in the amount of $1,476,498. As of the date of this report, the judgment has not been repaid by the Company.

On August 12, 2014, the Company entered into a $500,000 unsecured promissory note with Curtis Marks (Note 5), a former director. The note had an original maturity date of February 8, 2015. Proceeds from this note paid off additional notes entered into on December 30, 2013 and March 7, 2014, respectively, for $100,000 each, with the same party. In 2015, the Company extended the maturity date of the note to December 31, 2015. Subsequently, in 2016 the Company extended the maturity date of the note to the earlier of, the disposition or refinancing of the property at 180 E. Fifth Street in St. Paul or June 30, 2016. On October 18, 2016, the related party filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the notes. In April 2017, this matter went to trial and the plaintiff was awarded $897,695 On May 31, 2017, the Court granted a Charging Order against the Company and Talon OP L.P. where the Company and Talon OP L.P are required to pay all profits and distributions to the plaintiff until the full amount of the judgment is paid and satisfied. Subsequent to the judgment and charging order, in April 2018, the judgment was fully satisfied by the Company, granting a second mortgage in favor of the judgment creditor. As of the date of this filing, the second mortgage amount has not been repaid by the Company.

On October 20, 2016, a former employee filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under terms of the former employee’s employment with the Company. In January 2017, the parties reached an agreement to settle all claims. The Company executed a $271,287 promissory note (Note 5) which is fully recorded on the Consolidated Balance Sheet as of December 31, 2016. The promissory note has been satisfied as of December 31, 2017.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 8 – RESTRICTED STOCK

The Company has granted restricted stock to employees under an approved employee equity incentive plan and to directors under a director compensation plan. The 2013 Equity Incentive Plan dated June 7, 2013 (the “Plan”) allows up to 1,500,000 shares to be issued and granted to employees, non-employee directors and consultants. Authorized shares automatically increase on January 1 of each year by three percent of the outstanding shares of common stock as of December 31 of the immediately preceding year. Employee awards granted in 2013 vest monthly over 36 months provided the recipient remains an employee or consultant of the Company. Awards granted in 2014 vest either immediately, monthly over a three-year period, or monthly over a five-year period. Awards granted in 2016 vest on a cliff basis one year from the date of issuance, or partially vest immediately and the remaining vest on a cliff basis annually from 2017 to 2019.

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

As of March 31, 2017, the Company has granted 1,093,759 shares to employees and 480,000 shares to Directors, net of forfeitures, under the Plan. Of the employee shares granted, 360,000 remain unvested as of March 31. 2017.

Total unrecognized compensation expense related to the outstanding restricted stock as of March 31, 2017 was $267,334, which is expected to be recognized over a weighted average period of 32 months.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 9 – INTANGIBLE ASSETS AND LIABILITIES

The Company's identified intangible assets and liabilities at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Identified intangible assets:
In-place leases	$10,078,055	$10,078,055
Above-market leases	1,832,939	1,832,939
Accumulated amortization	(7,011,661)	(6,445,391)
Net carrying amount	$4,899,333	$5,465,603

	March 31, 2017	December 31, 2016
Identified intangible liabilities:
Below-market leases	$507,746	$507,746
Accumulated amortization	(386,005)	(357,108)
Net carrying amount	$121,741	$150,638

The effect of amortization of acquired intangible assets and liabilities was a net charge of $537,372 for the three months ended March 31, 2017 and $544,253 for the three months ended March 31, 2016. Above-market leases, included in intangible assets, are amortized as a reduction of rent revenue and totaled $74,117 for the three months ended March 31, 2017, and $77,167 for the three months ended March 31, 2016. Below-market leases are amortized as an addition to rent revenue and totaled $28,898 for the three months ended March 31, 2017, and $28,898 for the three months ended March 31, 2016. Amortization of in-place leases was $492,152 for the three months ended March 31, 2017, and $495,983 for the three months ended March 31, 2016. In-place leases, and above and below-market leases had a weighted average amortization period of 4.5 years in the year acquired.

The estimated annual amortization of acquired intangible assets and liabilities for each of the five succeeding fiscal years is as follows:

Years ending December 31,	Assets	Liabilities
2017 (remaining 9 months)	$1,681,233	$84,952
2018	1,654,921	36,789
2019	1,175,158	—
2020	388,021	—
	$4,899,333	$121,741

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 10 – MANDATORILY REDEEMABLE PREFERRED OPERATING PARTNERSHIP UNITS

On July 2, 2014, the Company issued 30,000 preferred units, at a price of $100 per unit, totaling $3,000,000. These preferred unit holders are entitled to distributions at a rate of 6% per annum of their liquidation preference amount of $100 per unit which are cumulative from the date of issuance and are payable monthly (to the extent there are sufficient distributable proceeds). The preferred units have been classified as a liability in the consolidated balance sheet as the preferred liquidation preference amount is mandatorily redeemable in specific amounts at specific dates in the future. The preferred units were redeemed on January 27, 2017. (Note 5)

NOTE 11 – RELATED PARTY TRANSACTIONS

In October 2016, the Company entered into a loan guaranty agreement with, First Tracks LLC, an entity wholly owned by the wife of the Company’s Chairman and CEO, to guaranty additional debt financing on behalf of the Company (Note 5). Total fees of approximately $70,000 were paid by the Company to First Tracks during 2016 pursuant to this agreement.

First Tracks, LLC also provided a guarantee on the issuance of debt secured by the property owned by Talon Bren Road, LLC. Fees of $55,000 was paid to First Tracks, LLC on January 5, 2017 for this guarantee.

The Gamma Loan (see Note 5) entered into on January 27, 2017, is guaranteed by First Tracks, LLC. As consideration for the guarantee, Talon Real Estate Holding Company issued First Tracks LLC 2,500,000 shares of its common stock on January 27, 2017 and paid a fee of $750,000.

During 2014, the Company entered into a Contribution Agreement and two note payable agreements (Note 5) with Bren Road, LLC, a limited partner of Talon OP. The Contribution Agreement contained a NOI Payment Agreement under which Bren Road, LLC, owed the Company $287,150 at December 31, 2016 and is included in rents and other receivables on the Company’s consolidated balance sheet. The balances due under the NOI Payment Agreement and note payable agreements were settled during 2017 as detailed in Note 7.

NOTE 12 – SUBSEQUENT EVENTS

In June 2018, the Company entered into a contribution agreement under which the Company sold Talon First Trust, LLC, a subsidiary owned by Talon OP, L.P., the entity through which the Company conducts substantially all of its business, to First Capital Real Estate Operating Partnership, LP (FCROP), a subsidiary of First Capital Real Estate Trust, Inc. (FCREIT). Under the agreement, the Company agreed to sell the Limited Liability Company which contained the ownership of the property located at 180 East 5th Street, St. Paul, MN, for consideration with an estimated value of $98,000,000. Consideration received included 2,495,321 ownership units of FCROP with an estimated valuation of $40,000,000 and the assumption of up to $58,000,000 of principal, interest and penalties due under the January 2017 Gamma loan agreement.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

Talon First Trust LLC (ft)

Pro Balance Sheet

	March 31, 2017	December 31, 2016
Assets

Cash
BMO	1,110	—
Talon First Trust, LLC Operating	(995)	(33,059)
Talon First Trust, LLC Property	—	53
Talon First Trust, LLC Lockbox	5,000	67,821
Talon First Trust, Operating AB	(76,576)	—
Talon Management Services AB	38,555	—
Total Cash	(32,906)	34,815

Escrow
Real Estate Tax Escrow	456,361	196,401
Property Insurance Escrow	36,672	81,836
Replacement Reserve Escrow	—	100,839
Interest Reserve Escrow	4,826,434	—
General Escrow	987,211	—
TI & Commission Escrow	7,331,070	2,397,502
Total Escrow	13,637,748	2,776,579

Receivables
Tenant Receivable	320,915	102,775
Due From Affiliates	(25,000)	—
Total Receivables	295,915	102,775

Fixed Assets
Building	21,258,346	21,258,346
Accum Depr - Building	(1,948,682)	(1,771,529)
Building Improvements	1,272,545	1,272,545
Accum Depr - Building Improvements	(318,361)	(285,352)
Tenant Improvements	12,394,469	6,754,717
Accum Depr - Tenant Improvements	(2,927,127)	(2,667,345)
Land	3,000,000	3,000,000
Land Improvements	137,447	137,447
Accum Depr - Land Improvements	(4,582)	(2,291)
Total Fixed Assets	32,864,056	27,696,538

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

Talon First Trust LLC (ft)

Pro Balance Sheet (continued)

Other Assets
Deposits Paid	15,000	15,000
Intangible Assets	9,091,055	9,091,055
Intangible Assets - Above Market	1,832,939	1,832,939
Intangible Assets - Below Market	(507,746)	(507,746)
Accum Amort - Intangible Assets	(5,463,132)	(5,024,045)
Accum Amort - Intangible Assets - Above	(947,131)	(873,014)
Accum Amort - Intangible Assets - Below	386,005	357,108
Leasing Costs	3,063,156	2,754,474
Accum Amort - Leasing Costs	(845,388)	(772,433)
Deferred Leasing Incentives	80,187	80,187
Accum Amort - Leasing Incentives	(62,978)	(59,007)
Prepaid Insurance	16,669	41,673
Other Prepaid Expenses	300	300
Deferred Rent	(92,300)	(112,504)
Total Other Assets	6,566,636	6,823,988

Total Assets	53,331,449	37,434,694.92

Liabilities_Capital

Liabilities

Accounts Payable & Accruals
Prepaid Rent	65,735	71,744.80
Tenant Deposits	22,696	22,696.06
Great Hall - Deposits	500	500.00
Accounts Payable (System)	2,128,733	4,268,679
Tenant Improvement Allowance	5,639,752	—
Leasing Incentives Payable	2,050	2,050
Other Payable	189,549	—
Accrued Interest	474,938	274,592
Accrued Real Estate Taxes	316,894	—
Accrued RE Taxes - Special Assessments	771,370	771,370
Accrued Payroll	13,548	—
Total Accounts Payable & Accruals	9,625,764.89	5,411,632

Notes Payable
Other Notes	1,563,485	1,330,800
Mortgage - 1st	51,600,000	32,000,000
Total Notes Payable	53,163,485	33,330,800
Financing Costs	(3,070,315)	(1,087,893)
Accum Amort - Financing Costs	589,456	874,180
Preferred OP Capital - 6%	—	3,000,000
Total Liabilities	60,308,391	41,528,719

Capital
Operating Partnership Capital	5,000,000	5,000,000
Intra Company Transfer	(404,577)	209,476
Retained Earnings	(2,193,865)	(4,146,447)
Prior Retained Earnings	(9,378,500)	(5,157,053)
Total Capital	(6,976,942)	(4,094,024)

Total Liabilities_Capital	53,331,449	37,434,695

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

Talon First Trust LLC (ft)

Pro Forma Statement of Operations

For the Three Months Ending March 31, 2017

March 31, 2017
Income
Rental Income
Rent Revenue	1,334,296
CAM Income	462,602
Storage	10,725
Utility Income	20,057
RE Tax Income	73,271
Gross Rental Income	1,900,954

GAAP Straightline Rent Adjustment	20,203
Amort - Intangible Assets - Above	(74,117)
Amort - Intangible Assets - Below	28,897
Amort - Leasing Incentives	(3,971)
Net Rental Income	1,871,966

Interest Income	240
Late Fee Income	200
Other Income	8,423
Great Hall Income	9,153
Direct Tenant Reimbursable Income	3,572

Total Income	1,893,558

Expenses

Management Company Expenses

Professional Fees
Legal	24,470
Total Professional Fees	24,470

Staff Costs - Admin
Admin Payroll Fee	337
Bank Service Charges	—
Filing Fees	—
Due Diligence Lost Deals	—
Total General & Administrative	24,807

Direct Tenant Reimbursable	—
Total Management Expenses	24,807

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

Talon First Trust LLC (ft)

Pro Forma Statement of Operations

For the Three Months Ending March 31, 2017 (continued)

Owner Expenses
Bad Debt Expense
Fees	180,300
Taxes	—
Owner Utilities	—
Total Owner Expenses	180,300

Common Area Expenses

Building Operations
Alley Expense	—
Building Repairs	(2,435)
Building Supplies	984
Connectivity - Cable, Internet, Phones	6,956
Electrical	2,619
Elevator - Contract	10,555
Elevator - Other	—
Food Service	9,999
Garbage & Recycling	5,870
HVAC - Contract	11,600
HVAC - Other	1,889
Janitorial - Contract	145,491
Janitorial - Supplies	16,520
License & Permits	—
Locks & Hardware	—
Maintenance - Payroll	35,294
Parking	14,310
Payroll Taxes - Operations	4,514
Pest Control	285
Plant Service	3,134
Plumbing	1,635
Security	9,252
Security - Payroll	41,060
Skyway	4,605
Snow Removal	—
Sprinkler & Fire Protection	5,595
Tenant Events	—
Uniforms	327
Total Building Operations	330,059

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

Talon First Trust LLC (ft)

Pro Forma Statement of Operations

For the Three Months Ending March 31, 2017 (continued)

Utilities
Electricity	222,435
Gas	40,141
Water & Sewer	9,503
Total Utilities	272,080

Great Hall Expense	20,231

Real Estate Taxes	316,894
Insurance	25,004
Health Insurance - Property	1,609
Management Fee	76,038
Professional Fees - Property	66,533

Administrative
Administrative - Property	25,443
Bank Charges	4,386
Legal-property	950
Dues & Subscriptions - Property	558
Advertising/Marketing - Property	590
Postage-Site	496
Meals - Property	1,540
Travel - Property	72
Office Supplies - Property	996
Total Administrative	35,031

Total Common Area Expenses	1,143,480
Total Expenses	1,348,586
Net Operating Income	544,972

Interest Expense
Interest - Operating Loan	(26,970)
Interest - 1st Mortgage	1,070,370
Interest - Other	82,653
Total Interest Expense	1,126,054

Depreciation/Amortization Exp
Depr - Building	177,153
Depr - Building Improvements	33,009
Depr - Tenant Improvements	259,782
Depr - Land Improvements	2,291
Amort - Financing Costs	703,506
Amort - Intangible Assets	439,088
Amort - Leasing Costs	72,954
Total Depreciation/Amortization Expense	1,687,783

NET INCOME	(2,268,865)

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

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

The following table details the allocation of proceeds from the June 2017 MCREIF and MCC notes payable:

May 2014 note payoff (Note 5)	$10,720,058
October 2016 note payoff (Note 5)	81,800
January 2017 Quick Liquidity notes payoff (Note 5)	3,475,220
Trooien consulting fees (Note 7)	744,145
Financing costs	415,625
Closing costs	57,613
Satisfaction of invoices	70,898
MCREIF reserves:
Interest reserve	35,927
Insurance reserve	25,714
$15,627,000

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

During October 2017, the Company received funds under agreements for the sale of future receivables from two different sources totaling $500,000. The agreements required payments totaling $720,000 over 120 days and are guaranteed by the Company's CEO. As of the date of this report the agreements are past due and have an outstanding balance of approximately $200,000.

In August 2018, Talon OP, L.P., which is the entity through which the Company conducts substantially all of its business, entered into a Contribution Agreement (the “Antigua Contribution Agreement”) with FCREIT, through FCROP, its operating partnership, for the acquisition of the FCROP’s interests in and to Goat Head Hill and Dutchman’s Bay, Island of Antigua (the “Antigua Project”), including, without limitation, that certain Memorandum of Agreement dated July 28, 2015 between Brown McLennon, the FCROP and the government of Antigua and Barbuda regarding the development of hotels on the properties known as Dutchman’s Bay and Goat Head Hill on Antigua and the FCROP’s 100% ownership interest in Goat Head Hill Resort Development Ltd and Dutchman’s Bay, an Antigua and Barbuda Corporation. Pursuant to the Antigua Contribution Agreement, the FCROP agreed to transfer all of its interests in the Antigua Project to Talon OP, L.P. In consideration for such transfer Talon OP, L.P., will issue to FCROP $30 million in units of its limited partnership interests (“LP Units”), or 12,000,000 LP Units based on a valuation of $2.50 per LP Unit. The LP Units will be payable in three installments over a two-year period with 4,000,000 due at closing and 4,000,000 due one and two years from the closing date. FCROP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of Talon OP, L.P. The agreement closed during December 2018.

In August 2018, Talon OP, L.P., which is the entity through which the Company conducts substantially all of its business, entered into a Contribution Agreement (the “Hotels Contribution Agreement”) with FCREIT through FCROP, its operating partnership, for the acquisition of seven entities. In consideration for such transfer Talon OP, L.P. will issue to the FCROP $14,796,765 in units of its limited partnership interests (“LP Units”), or 5,918,706 LP Units based on a valuation of $2.50 per LP Unit. The aggregate value of the Companies/Hotels is $40,790,000 and a credit for existing indebtedness (“Existing Indebtedness”) of $25,993,235. FCROP has agreed to sign such documents at the Closing as are necessary in connection with its admission as a limited partner of Talon OP, L.P. The agreement closed during December 2018. The August 2018 hotel acquisitions require proforma presentation under Regulation S-X. However, as of the date of this filing, records for the three months ended March 31, 2017 provided by FCREIT are incomplete and contain uncorrected material errors. Complete records will be provided by FCREIT when they are available. Accordingly, proforma presentation as of March 31, 2017 and the three months then ended are not included herein.

In November 2018, the Company set up a facility to obtain financing with a private, affiliated limited liability company. The terms of the facility involved draw-downs by various professionals and the selling Two Million (2,000,000) shares. The facility included a Warrant to Purchase Four Hundred Thousand Shares at a floor of One Dollar ($1.00) per share. (the “Warrant”). The facility allows for an amount of Three Hundred Fifty Thousand Dollars ($350,000.00) to be brawn down upon. As of May 2019, approximately One Hundred Fifty Thousand Dollars ($150,000) of the facility are available for use.

During December 2018, the Company issued 675,000 common shares each to Kristian Wyrobek, Marc Agar and First Tracks LLC (on behalf of the Company’s CEO) as director compensation.

TALON REAL ESTATE HOLDING CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and for the three months ended March 31, 2017 and 2016 (unaudited)

NOTE 12 – SUBSEQUENT EVENTS (continued)

During December 2018, the Company issued 3,000,000 common shares to First Tracks LLC (on behalf of the Company’s CEO) and 1,000,000 shares to an employee for compensation under the Company’s employee equity incentive plan (Note 9).

During December 2018, the Company issued 406,000 common shares to vendors.

On April 3rd 2019, Talon entered into two binding contracts  to purchase certain Student Housing assets in Minnesota, Indiana, Illinois, Iowa, Wisconsin, and Kansas. ..  (the “Student Housing Assets”). Talon is purchasing the assets for an aggregate total value of One hundred ninety one million seven hundred forty thousand and seventy nine dollars ($191,740,079). The two  portfolios consist of 2805 beds combined.  The contracts are binding, but include a due diligence contingency and a financing contingency. As of the date of this filing, the Company does not consider closing of the contracts to be probable. Accordingly, proforma presentation as of March 31, 2017 and the three months then ended are not included herein.

On April 29, 2019, Talon reached a settlement with the Upper Midwest Allied Gifts Association “UMAGA” and various tenants at Talon’s Bren Road property.  The settlement includes a new 3.5 year Master Triple Net Lease for the entire property with UMAGA.  Talon through the lease will obtain rights to certain parking areas at the property during the term of the lease.  The settlement also includes the dismissal of all suits, and claims, between Talon, UMAGA and the tenants.  The settlement was read into the court record, and is binding, as the final settlement and lease documents are being drafted.

On April 30, 2019, Talon entered into a Purchase and Sale Agreement to sell the UMAGA property.  Talon has contracted to sell UMAGA for Twenty Six Million Dollars ($26,000,000).  The contract is binding, but the contract includes a due diligence contingency.  The Purchase and Sale Agreement does not contain a financing contingency. As of the date of this filing, the Company does not consider closing of the UMAGA agreement to be probable. Accordingly, proforma presentation as of March 31, 2017 and the three months then ended are not included herein.

NOTE 13 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. For the three months ended March 31, 2017 and 2016, the Company incurred losses of $2,815,977 and $2,029,639, respectively, and as of March 31, 2017 had a total shareholders’ deficit of $10,855,112. These circumstances raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent on its ability to raise the additional capital to meet short and long-term operating requirements. Management is continuing to pursue external Financing alternatives to improve the Company's working capital position however additional financing may not be available upon acceptable terms, or at all. If the Company is unable to obtain the necessary capital, the Company may have to cease operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and related notes included elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them in light of new information or future events.

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

Our Current Property Interests

We currently own an interest in three properties located in and around the Minneapolis-St. Paul metropolitan area of Minnesota.

We own a 49% interest in an entity that owns an industrial complex consisting of two buildings with approximately 171,639 square feet located in the Minneapolis-St. Paul metropolitan area. We have entered into a contribution agreement to acquire the remaining interest in this entity, subject to receiving consent to the transfer from the entity’s lender.

We also own a 227,000 square foot building situated on 20 acres of land in Minnetonka, Minnesota and an 856,223 square foot thirteen-story office tower located in downtown St. Paul, Minnesota. As of March 31, 2017 the combined occupancy for all of the buildings in our portfolio was 71%. In April 2015, the Company executed a lease in the St. Paul building for a significant new tenant that would increase the occupancy of our portfolio by over 14% upon occupancy. The lease was amended on January 27, 2017 to resolve certain disputes between the Company and the tenant and as amended, the lease is schedule to commence on January 1, 2018.

The following table sets forth information regarding our 5 largest tenants as of March 31, 2017. [To be updated.] this correct for then. Since we don’t own 180 any more it is different today.

Property Location (1)	Tenant Industry	Primary Use	Lease Expiration	Approx. Total Leased Square Feet	Percentage of Company's Rentable Square Feet	Base Rent for the three months ended Mar. 31, 2017	Percentage of Company’s Total Base Rent for the three months ended Mar. 31, 2017
180 E 5th Street, St. Paul, MN	Health Care	Office	4/30/2018	119,490	12%	$1,364,382	23%
180 E 5th Street, St. Paul, MN	Government	Office	5/31/2020	89,130	9%	$1,162,903	19%
180 E 5th Street, St. Paul, MN	Retail	Office	3/31/2020	102,577	10%	$959,232	16%
5130 Industrial St, Maple Plain, MN	Construction	Industrial	2/28/2021	61,500	6%	$164,854	3%
1350 Budd Ave, Maple Plain, MN	Construction	Industrial	2/28/2018	29,903	3%	$81,533	1%

(1)	The two properties located in Maple Plain, MN lease approximately 15% of the Company’s rentable space and account for approximately 6% of the Company’s total base rent revenues for the three months ended March 31, 2017 and 5% for the three months ended March 31, 2016. The property located in Minnetonka, MN leases approximately 17% of the Company’s rentable space and accounts for approximately 19% of the Company’s total base rent revenues for the three months ended March 31, 2017, and 18% for the three months ended March 31, 2016. No major tenants are located at the property in Minnetonka, MN. The property located in St. Paul, MN leases approximately 40% of the Company’s rentable space and accounts for approximately 76% of the Company’s total base rent revenues for the three months ended March 31, 2017 and 77% for the three months ended March 31, 2016.

The future square feet expiring for all current leases, including leases entered into subsequent to March 31, 2017:

Years ending December 31,

	5130 Industrial St	1350 Budd Ave	10301 Bren Rd	180 E 5th St
	Maple Plain, MN	Maple Plain, MN	Minnetonka, MN	St. Paul, MN		Total

2017	56,215	-	24,810	2,910		83,935
2018	-	-	-	25,554		25,554
2019	-	29,903	-	134,787		164,690
2020	-	-	139,662	708		140,370
2021	-	-	-	223,094		223,094
Thereafter	59,500	-	-	147,125	(1)	206,625
	115,715	29,903	164,472	534,178		844,268

(1)	On April 1, 2016, the Company received a notice asserting a right to terminate the lease for 141,109 square feet pursuant to certain alleged defaults related to the completion and delivery of the building and tenant improvements under the lease. The lease was amended on January 27, 2017 to resolve certain disputes between the Company and the tenant and as amended, the lease is scheduled to commence on January 1, 2018.

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

Rental Revenue. The amount of net rental revenue generated by our properties depends primarily on our ability to maintain the occupancy rates of currently leased space and to lease space that becomes available. As of March 31, 2017, our properties were 91% leased. We believe that the average rental rates for our properties are generally equal to the current average quoted market rates. Negative trends in one or more of these factors such as a decrease in rental rates or a decrease in demand for our properties could adversely affect our rental revenue in future periods. Future economic downturns affecting the Minneapolis-St. Paul metropolitan area or downturns in our tenants’ businesses that impair our ability to renew leases or re-let space or the ability of our tenants to fulfill their lease commitments could adversely affect our revenues. In addition, growth in rental revenue primarily will depend on our ability to acquire additional properties that meet our investment criteria.

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

Operating Expenses. Our operating expenses primarily consist of property taxes, management fees, utilities, insurance and site maintenance costs. As of March 31, 2017, some of our leases required tenants to reimburse us for a share of our operating expenses. Increases or decreases in any unreimbursed operating expenses, either due to the nature of the expenses not requiring reimbursement from our tenants or due to a reduction in leased square footage requiring tenant reimbursement of a portion of our operating expenses, will impact our overall performance. Legal fees incurred in 2017 and 2016 were significant due to the Company’s acquisition and refinancing activities, as well as litigation expenses. We expect an increase in legal fees associated with these activities and business matters customary to a public real estate holding company, as well as our ongoing litigation.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of the historical financial condition and results of our operations are based upon our financial statements which have been prepared in accordance with U.S. generally accepted accounting principles, or US GAAP.

The preparation of these condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions in certain circumstances that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses in the reporting period. Actual amounts may differ from these estimates and assumptions. We have provided a summary of our significant accounting policies in the notes to the consolidated financial statements of our company elsewhere in this report. We have summarized below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. We evaluate these estimates on an ongoing basis, based upon information currently available and on various assumptions that we believe are reasonable as of the date hereof. Other companies in similar businesses may use different estimation policies and methodologies, which may impact the comparability of our results of operations and financial condition to those of other companies. There have been no significant changes to those policies during the three months ended March 31, 2017.

Investment in Real Estate and Fixed Assets

Investment in real estate and fixed assets are carried at cost less accumulated depreciation and amortization. Property such as land, building and improvements includes cost of acquisitions, development, construction, and tenant improvement allowances. Maintenance and repairs are expensed as incurred, and major improvements are capitalized. We allocate the cost of an acquisition, including the assumption of liability, to the acquired tangible asset and identifiable intangibles based on their relative fair values. We assess fair value based on estimated cash flow projections that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market economic conditions.

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

Principles of Consolidation

In determining whether we have a controlling interest in an affiliate and the requirement to consolidate the accounts of that entity, management considers factors such as ownership interest, authority to make decisions, contractual and substantive participating rights of the limited partners and shareholders, as well as whether the entity is a variable interest entity for which we are the primary beneficiary. The accompanying consolidated financial statements include the accounts of Talon Real Estate Holding Corp. (“TREHC”) and Talon OP, our Operating Partnership. Talon OP also consolidates 5130 LLC, an entity in which it has a 100% ownership interest as of December 2018, based on its ability to control the operating and financial decisions of 5130 LLC. All significant intercompany balances have been eliminated in consolidation.

Non-controlling Interest

Interests in the Operating Partnership held by limited partners are represented by Operating Partnership units. The Company's interest in the Operating Partnership was approximately 67% and 65% of the common units of the Operating Partnership as of March 31, 2017 and December 31, 2016, respectively. The Operating Partnership’s income is allocated to holders of common units based upon the ratio of their holdings to the total units outstanding during the period. Holders of preferred units receive certain distributions based on a percentage of the liquidation preference. Capital contributions, distributions, syndication costs, and profits and losses are allocated to non-controlling interests in accordance with the terms of the Operating Partnership agreement.

The portion of membership interests in 5130 LLC not held by Talon OP is reported as non-controlling interest. Capital contributions, distributions, and profits and losses are allocated to the non-controlling interest based on membership percentages and terms of the operating agreement. This percentage was be consolidated in December 2018.

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

Significant Events and Transactions during the three months ended March 31, 2017

Summarized below are the Company’s significant transactions and events during the three months ended March 31, 2017.

On January 27, 2017, Talon First Trust, LLC entered into a Loan Agreement (the “Gamma Loan”) with Gamma Real Estate Capital LLC (the “Lender”), a Delaware limited liability company, in the principal amount of $51,600,000. The loan bears an interest rate equal to the sum of (i) the greater of (x) the Prime Rate as published in the Wall Street Journal, and (y) the LIBOR Floor, plus (ii) a margin of 9.00% per annum, and has an initial maturity date of January 26, 2018 with two 6-month options for the Company to extend upon satisfaction of certain conditions. Pursuant to the Gamma Loan, approximately $5,298,000 has been deposited into an interest reserve account to be applied toward monthly interest payments to the Lender. The Gamma Loan is secured by (i) a mortgage on the Company’s interest in its building located at 180 East 5th Street, St. Paul, Minnesota, (ii) an assignment of lease and rents, (iii) 100% of the membership and ownership interests in the Parent, and (iv) other collateral specified in the Gamma Loan documents. The Gamma Loan documents contain events of default that are customary for loans of this type. The loan proceeds were used to pay-off the existing mortgage on the 180 East 5th Street property, redeem the Talon OP preferred units, and fund various escrows and reserves related to the property.

On April 9, 2015, the Company entered into a significant lease arrangement with a new tenant. On January 27, 2017 the company executed a Second Amendment to the lease with the tenant to resolve issues concerning a notice of default that the Company received from the tenant on April 1, 2016. The Second Amendment rescinds the Notice of Default and the Termination Notice that the tenant had delivered, changes the lease commencement date from January 1, 2016 to January 1, 2018 and required the Company to place approximately $5,640,000 in escrow to provide evidence of our ability to pay for the remaining tenant improvements. We deposited the required escrow funds on January 27, 2017.

On January 25, 2017, in the matter of Swervo Management Division, LLC, as plaintiff, versus Talon Real Estate Holding Corp, Talon First Trust, LLC and Talon Bren Road, LLC, as defendant, the Company executed a $1,330,167 amended and restated promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of July 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. This note replaces the Amended and Restated promissory note dated June 30, 2016 in the amount of $953,908 ($1,008,908 as of December 31, 2016) given by Talon Real Estate Holding Corp. and Talon First Trust, LLC.

The Company filed a complaint in the State of Minnesota in June, 2016 to enforce the NOI Payment Agreement and other documents issued in conjunction with the Contribution Agreement entered into in May, 2014 with Bren Road, L.L.C. The defendant responded and filed a counterclaim and third-party complaint against Talon Bren Road, LLC and Talon OP, LP in July, 2016. In November, 2016 the matter came before the court on the Defendant’s motion for partial summary judgment. Subsequently, in February, 2017 the Hennepin County District Court issued a Findings of Fact and Order for Judgment on the counter claim against the Company in the amount of $719,365, plus post judgment interest which pursuant to our 10301 Bren Road and 180 East 5th Street loan agreements, constitutes a non-financial event of default. The outstanding amount of the judgment was satisfied on June 23, 2017 as part of the refinancing of Talon Bren Road, LLC’s outstanding mortgages.

In March, 2017, a significant tenant of our 180 East 5th Street, St Paul property filed for Chapter 11 bankruptcy protection from its creditors. The Company lost a portion of March rent from the period of the initial filing until a Trustee could be appointed. From the date of Trustee appointment through September 30, 2017, full lease payments were received by the Company. Under the terms of the bankruptcy, the tenant’s lease was terminated effective September 30, 2017.

On March 27, 2017, Talon Bren Road, LLC received a notice of default under the terms of our second mortgage agreement, the outstanding balance of which was $2,000,000 as of the date of the receipt of the notice. This mortgage was refinanced on June 23, 2017 which resolved the default.

Market Conditions and Outlook

Our last two acquisitions were accomplished utilizing a 721 Exchange tax deferral methodology similar to that of an “UPREIT” providing several unique advantages over a 1031 exchange or selling to cash buyers. This strategy is advantageous for real estate owners seeking to mitigate and defer their immediate tax obligations, stay invested in real estate, diversify their holdings, and seek potential future growth and liquidity by accepting Talon OP common units which can later be converted 1:1 for Talon common stock, which trade under the ticker “TALR,” and their capital gains tax obligations are deferred until then.

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

Results of Operations

Our revenues and expenses have changed primarily due to increases in expenses attributable to an increase in legal services related to our legal proceedings in 2017. We expect our revenues, tenant reimbursements and many expenses will continue to increase on an absolute basis in the future as we seek to acquire additional properties, assume or refinance indebtedness in connection with the acquisitions and build the infrastructure necessary to grow our business. In the near term, we expect to continue to incur higher legal and other professional fees in pursuit of potential acquisitions.

Three months ended March 31, 2017 compared to three months ended March 31, 2016

Revenues and Expenses

Rental revenues decreased $104,842, or 5.6%, to $1,771,070 for the three months ended March 31, 2017, compared to $1,875,912 for the same period of the prior year. The modest decrease in rental revenue relates to several smaller adjustments to rented space and certain lease rate adjustments with no significant new leased space across the portfolio.

Tenant reimbursements decreased $36,107, or 4.0%, to $861,384 for the three months ended March 31, 2017 compared to $897,491 for the same period of the prior year. The decrease in tenant reimbursements is consistent with the decrease in rent and stable property operating expenses.

Other income decreased $61,263, or 71.2%, to $24,738 for the three months ended March 31, 2017 compared to $86,001 for the same period of the prior year. The decrease primarily relates to lower recorded amounts related to an income guarantee on one of the properties owned and lower revenue from an event center located in the 180 East 5th Street property in St. Paul.

General and administrative expenses decreased $295,231, or 85.1%, to $51,722 for the three months ended March 31, 2017 compared to $347,033 for the same period of the prior year. The decrease is primarily due to the expensing of $285,000 of lost deal costs in 2016 with no comparable expense in 2017.

Salary and compensation expenses decreased $42,675 or 19.0%, to $182,022 for the three months ended March 31, 2017 compared to $224,697 for the same period of the prior year. The decrease in salary and compensation expense is primarily related to staff turnover in late 2016 resulting in lower salaries for replacement personnel in 2017.

Professional fees increased $131,295, or 58.1%, to $357,140 for the three months ended March 31, 2017 compared to $225,845 for the same period of the prior year. The increase is primarily due to an increase in legal services related to our legal proceedings and refinancing of debt in the three months ended March 31, 2017.

Property operating expenses decreased $6,391, or 0.5%, to $1,179,187 for the three months ended March 31, 2017 compared to $1,185,578 for the same period of the prior year. Property operating expenses have remained essentially unchanged due to a stable operating environment and the lack of unusual or infrequent expenditures.

Real estate taxes and insurance increased $14,902 or 3.4%, to $460,379 for the three months ended March 31, 2017 compared to $445,477 for the same period of the prior year. The three months ending March 31, 2017 are in line with the annual increase in real estate taxes across the portfolio as the composition of our real estate portfolio remained the same.

Depreciation and amortization expense decreased by $14,163, or 1.2%, to $1,218,242 for the three months ended March 31, 2017 compared to $1,232,405 for the same period of the prior year. The decrease is primarily attributable to certain intangible assets expiring in correlation with the applicable leases.

Interest expense increased by $796,389, or 107.1% to $2,024,427 for the three months ended March 31, 2017 compared to $1,228,038 for the same period of the prior year. The increase is primarily attributable to the refinancing of the 180 East 5th Street mortgage and other changes in outstanding debt. The weighted average interest rate increased to 11.77% as of March 31, 2017 compared to 6.49% as of March 31, 2016 and outstanding debt increased by $23,105,751. In addition, deferred financing cost amortization was accelerated on the refinanced debt and significant new deferred financing costs were incurred which have predominantly a one-year amortization period.

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

Below is the calculation of FFO and AFFO and the reconciliation to net income (loss), which we believe is the most comparable GAAP financial measure:

Reconciliation of Net Income Attributable to Talon Real Estate Holding Corp. (“TREHC”) to Funds From Operations

	Three months ended March 31,
In thousands $ (except per share)	2017			2016
	Amount	Weighted Avg. Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg. Shares and Units (1)	Per Share and Unit (2)
Net loss attributable to TREHC	$(2,236)	18,945	$(0.12)	$(1,303)	16,789	$(0.08)

Adjustments:
Non-controlling interest Operating Partnership	(1,086)	9,200		(703)	9,200
Consolidated depreciation and amortization	1,218	—		1,232	—
adjust for non-real estate depreciation	—	—		(2)	—
adjust for amortization of above and below-market rents	45	—		63	—
adjust for non-controlling real estate owned depreciation	(26)	—		(31)	—
Net adjustments	151			559
Funds from operations applicable to common shares	$(2,085)	28,1451	$(0.07)	$(744)	25,989	$(0.03)

	Three months ended March 31,
	2017			2016
Adjusted funds from operations	Amount	Weighted Avg. Shares and Units (1)	Per Share and Unit (2)	Amount	Weighted Avg. Shares and Units (1)	Per Share and Unit (2)
FFO available to common shares	$(2,085)	28,145	$(0.07)	$(744)	25,989	$(0.03)
Adjustments:
Straight-line rents in excess of, or less than, contract rents	(21)	—		(102)	—
Non-real estate depreciation	—	—		2	—
Amortization of deferred financing costs net of non-controlling real estate	807	—		203	—
Non-cash stock compensation charges	89	—		38	—
AFFO available to common shares	$(1,210)	28,145	$(0.04)	$(603)	25,989	$(0.02)

(1) Non-controlling Units of the Operating Partnership are exchangeable for cash, or at the Company's discretion, for common shares of stock on a one-for-one basis.

(2) Net income is calculated on a per share basis. FFO and AFFO are calculated on a per share and unit basis.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, including commitments to repay borrowings, fund and maintain our operations and assets, acquire properties, make distributions to our shareholders and other general business needs. We have incurred significant expenses related to operating as a public corporation, building and tenant improvements at our properties, and preparation for and execution of our acquisition strategy creating a cash shortfall from operations through March 31, 2017.

We currently do not have available cash and cash flows from current operations to provide us with adequate liquidity for the foreseeable future. Our current liabilities exceed our unrestricted cash and we have insufficient cash flow from current operations to pursue our strategy without further financing. As of March 31, 2017, we had unrestricted cash of approximately $88,596 and current liabilities including tenant improvement allowances, unsecured debt, accounts payable and accrued expenses substantially in excess of the available cash. We therefore will require additional capital and increased cash flow from future operations to fund our ongoing business. There is no guarantee that we will be able to raise any required additional capital or generate sufficient cash flow from our current and future operations to fund our ongoing business. If the amount of capital we are able to raise together with our income from operations is not sufficient to satisfy our capital needs, we may be required to cease our operations or alter our growth plans. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our consolidated financial statements, and it is likely that investors will lose all or a part of their investment.

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

Since our available cash and cash flows from current operations do not provide us with adequate cash to satisfy current liabilities and are not expected to provide us with adequate liquidity for the foreseeable future, we anticipate that we will undertake future debt or equity financings or asset sales during 2017. Additional financing or asset sales are necessary for our company to continue as a going concern.

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

Outstanding Indebtedness

5130 LLC, an entity in which our Operating Partnership owns a 49% interest and that owns an industrial complex located in the Minneapolis-St. Paul metropolitan area, is party to a loan agreement secured by such industrial complex. This percentage was be consolidated in December 2018. The loan agreement provides for two term loans, the A loan and the B loan. The term loans had a balloon payment due on April 8, 2017 and is past due. The Company expects to refinance this loan but as of the filing of this document has been unable to do so.

Talon Bren Road, LLC, an entity through which our Operating Partnership acquired the property located at 10301 Bren Road West, Minnetonka, MN on May 29, 2014, is party to a loan agreement secured by such property. It is also a party to two loans the proceeds of which were used to fund certain capital improvements at the building. This property also secures the Talon Bren Road, LLC Mortgage 2 (as defined in the table below) entered into on July 2, 2014 in connection with the acquisition of the property located at 180 East 5th Street St. Paul, MN.

Talon First Trust, LLC, an entity through which our Operating Partnership acquired the property located at 180 E. Fifth Street St. Paul, MN on July 2, 2014, is party to a loan agreement secured by such property. The loan has an initial maturity date of January 26, 2018 with two 6-month options for the Company to extend upon satisfaction of certain conditions. If we are unable to satisfy the conditions to extend, we will need to seek alternative financing or possibly sell the property in order to satisfy the obligation.

TREHC has additional indebtedness related to various judgments and obligations arising in the normal course of financing our operations. These notes represent current obligations of the entity and continue to accrue interest while outstanding. We may need to seek alternative financing or sell certain assets in order to generate the necessary funds to satisfy these obligations.

The following table summarizes the Company’s notes payable as of March 31, 2017 and December 31, 2016:

				Principal Balance At
Loan Description	Loan Type	Maturity Date	Interest Rate	March 31, 2017	December 31, 2016
Talon First Trust, LLC Mortgage	Secured floating rate interest only	July 5, 2017	6.04%	$-	$32,000,000
Talon First Trust, LLC Mortgage	Secured floating rate interest only	January 26, 2018	13.00%	51,600,000
Talon First Trust, LLC. – Promissory Note(1)	Unsecured fixed rate interest only	July 24, 2017	10.00%	1,330,167	1,008,908
Talon First Trust, LLC. – Promissory Note	Unsecured fixed rate interest only	See below (3)	10.00%	59,489	59,489
Talon First Trust, LLC. – Sale of Future Receivable (4)	See below (4)	See below (4)	(4)	215,259	430,500
Talon Bren Road, LLC Mortgage 1(5)	Secured fixed rate	May 28, 2019	4.65%	10,788,414	10,858,648
Talon Bren Road, LLC Mortgage 2(5)	Secured fixed rate interest only	March 1, 2017	16.00%	2,550,000	2,000,000
Talon Bren Road, LLC HVAC loan	Unsecured fixed rate	June 1, 2019	8.00%	77,293	84,472
Talon Bren Road, LLC Roof loan	Unsecured fixed rate interest only	June 1, 2019	8.00%	225,000	225,000
5130 Industrial Street, LLC Mortgage 1	Secured fixed rate	April 8, 2017	6.05%	3,968,876	3,981,740
5130 Industrial Street, LLC Mortgage 2	Secured fixed rate	April 8, 2017	12.75%	292,609	292,941
Talon OP, L.P. – Promissory Note – Related Party(6)	Unsecured fixed rate interest only	June 30, 2016	26.00%	897,204	500,000
Talon OP, L.P. – Promissory Note	Unsecured fixed rate interest only	July 31,2017	3.00%	654,926	654,926
Talon OP, L.P. – Promissory Notes(2)	Unsecured fixed rate interest only	June 30, 2016	26.00%	1,476,498	1,000,000
Talon OP, L.P. – Promissory Note	Unsecured fixed rate	January 15,2018	15.00%	186,178	271,287
Other	Unsecured fixed rate interest only	June 30, 2016	24.00%	81,800	81,800
				$74,403,713	$53,449,711
Less: unamortized deferred financing costs				(2,745,286)	(496,063)
Notes payable, net				$71,658,427	$52,953,648

(1)	On January 25, 2017, the Company executed a $1,330,167 amended and restated promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of July 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. This note replaces the Amended and Restated promissory note dated June 30, 2016 in the amount of $953,908 ($1,008,908 as of December 31, 2016) given by Talon Real Estate Holding Corp. and Talon First Trust, LLC.
(2)	In 2015, the Company entered into two separate $500,000 unsecured promissory notes with the same unrelated party. The notes bore interest at rates from14% to 24% annually through June 30, 2016 after which time the notes accrued interest at 26%. On May 19, 2017, a judgment was entered against the Company in the amount of $1,476,498. As of the date of the judgment, the interest rate on the note changed to 10% under Minnesota Statutes.
(3)	The outstanding principal and applicable accrued interest is due in full upon sale or refinancing of the property at 180 E. Fifth Street in St. Paul.
(4)	During 2016 the Company received funds from four different sources. As of March 31, 2017, the total outstanding balance was $215,259 for the sale of future receivables at the property located at 180 E. Fifth Street. The agreements require payments totaling $644,039 over 120 days. Per FASB ASC 470-10-25, which provides guidance on funds received from sales of future receivables, this transaction has been classified as debt and included in notes payable. The agreements are guaranteed by a shareholder of the Company.
(5)	On June 21, 2017, we refinanced these mortgages with a new $15.1 million at 9.5% with an initial maturity date of June 1, 2018.
(6)	On August 2014, the Company entered into a $500,000 unsecured promissory note with a related party, one of its then current directors. The note had an original maturity date of February 8, 2015. The Company extended the maturity date of the note in 2015 and 2016. In October 2016, the former director filed a summons and complaint in the State of Minnesota claiming that the Company breached its obligation under the note. In April 2017, this matter went to trial and the plaintiff was awarded $897,695. As of the date of the judgment, the interest rate on the note changed to 10% under Minnesota Statutes. On May 31, 2017, the Court granted a Charging Order against the Company and Talon OP L.P. where the Company and Talon OP L.P are required to pay all profits and distributions to the plaintiff until the full amount of the judgment is paid and satisfied.

Off Balance Sheet Arrangements

At March 31, 2017, we did not have any off-balance sheet arrangements.

Inflation

As of March 31, 2017, most of our leases required tenants to reimburse us for a share of our operating expenses. As result, we are able to pass on much of any increases to our property operating expenses that might occur due to inflation by correspondingly increasing our expense reimbursement revenues. During the three months ended March 31, 2017, inflation did not have a material impact on our revenues or net income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity Risk

Market risk includes risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that interest rate risk will be the primary market risk to which we will be exposed. As of March 31, 2017, all but one of our outstanding loans had a fixed rate. Our interest rate risk may further increase if we increase our debt in the future or refinance our existing debt.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2017.

The following control deficiencies were identified and were determined to be material weaknesses in our internal control over financial reporting as of March 31, 2017:

1.	Internal Control Environment
2.	Period end Financial Reporting Process

The material weaknesses occurred as a result of a significant turnover in the Company’s accounting personnel in the latter part of 2016, which, despite having established policies and procedures, the company lacked adequate controls regarding training in in the internal control environment. In addition, we did not maintain a sufficient complement of personnel with the appropriate accounting knowledge, experience and training, commensurate with our financial reporting requirements in order to execute a timely close, which resulted in incomplete disclosures, unreconciled accounts, incomplete accounting for certain events and transactions and inaccurate conclusions. This resulted in misstatements that were corrected by the Company prior to the issuance of the consolidated financial statements, and for which a reasonable possibility existed that a material misstatement in the Company’s consolidated financial statements would not be prevented or detected on a timely basis.

Management also identified multiple significant deficiencies in its review. These could also lead to potential misstatements in our financial statements or prevent the Company from timely completing its financial statement preparation.

Management Remediation Plan

Due to the material weaknesses reported as of March 31, 2017, management performed additional analysis and procedures to ensure that our consolidated financial statements and schedules included in this Quarterly Report were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Management will implement changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses. We are undertaking the following remediation plans and actions:

•	Develop and deliver Internal Controls (“COSO”) training to Executives and finance/accounting resources. The training will include a review of management’s and individual roles and responsibilities related to internal controls;
•	hire accounting personnel with the appropriate level of knowledge to properly record transactions in the general ledger and prepare financial statements in accordance with generally accepted accounting principles;
•	augment our existing staff with external consultants with the requisite knowledge and expertise to supplement our accounting staff to ensure that transactions are recorded in accordance with generally accepted accounting principals and that are disclosures are accurate and complete; and
•	provide increased board level oversight to ensure established policies and procedures are adhered to.

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

Changes in Internal Control Over Financial Reporting

There were the following changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017 which have the potential to have materially affected, or is reasonably likely to have materially affect, the Company’s internal control over financial reporting.

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

On January 25, 2017, in the matter of Swervo Management Division, LLC, as plaintiff, versus Talon Real Estate Holding Corp, Talon First Trust, LLC and Talon Bren Road, LLC, as defendant, the Company executed a $1,330,167 amended and restated promissory note, plus interest on the unpaid balance at 10%. The entire principal balance shall be due and payable on the earlier of July 24, 2017 or upon a time that the Company refinances or sells its property located at 10301 Bren Road. This note replaces the Amended and Restated promissory note dated June 30, 2016 in the amount of $953,908 ($1,008,908 as of December 31, 2016) given by Talon Real Estate Holding Corp. and Talon First Trust, LLC.

In April 2019, Talon has reached a settlement with the Upper Midwest Allied Gifts Association “UMAGA” and various tenants at Talon’s Bren Road property.  The settlement includes a new 3.5 year Master Triple Net Lease for the entire property with UMAGA.  Talon through the lease will obtain rights to certain parking areas at the property during the term of the lease.  The settlement also includes the dismissal of all suits, and claims, between Talon, UMAGA and the tenants.  The settlement was read into the court record, and is binding, as the final settlement and lease documents are now fully executed.

Item 1A.	Risk Factors

There have been no material changes in our risk factors from those disclosed under the heading “Risk Factors” in our Current Report on Form 10-K for the year ended December 31, 2016 as filed with the Securities and Exchange Commission on April 17, 2018.

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

Dated: June 7, 2019	TALON REAL ESTATE HOLDING CORP.

/s/ Matthew G. Kaminski
Matthew G. Kaminski
Chief Executive Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
3.2	Amended and Restated Bylaws (Incorporated by reference to the exhibit of the same number in our Form 8-K dated June 7, 2013, filed on June 7, 2013 (File No. 005-87490))
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rules 13a-14(a) under the Securities Exchange Act of 1934, as amended (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101*	Interactive Data Files Pursuant to Rule 405 of Regulation S-T (filed herewith).

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